Form 10-Q
period 2014-06-30
SINO MERCURY ACQUISITION CORP.
filed 2014-10-10
CIK 1608269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36592

SINO MERCURY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5234036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

China Offices

7/F Metropolis Tower,

No.2 Dongsan Street, Zhongguancun Xi Zone

Haidian District, Beijing, 100080, China

United States Offices

590 Madison Avenue, 21st Floor

New York, New York 10022

(Address of principal executive offices)

In China: (86)10-6260 2461

In the United States: (646) 387-1287

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( ' 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of October 10, 2014, 5,440,100 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SINO MERCURY ACQUISITION CORP.

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	3
Interim Condensed Balance Sheet	3
Interim Condensed Statement of Operations	4
Interim Condensed Statement of Stockholders’ Equity	5
Interim Condensed Statement of Cash Flows	6
Notes to Condensed Interim Financial Statements	7-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6. Exhibits	17
Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sino Mercury Acquisition Corp.

(A Corporation In the Development Stage)

Interim Condensed Balance Sheet (unaudited)

June 30, 2014

ASSETS

Current assets
Cash	$64,059
Deferred Offering Costs	80,302
Total Assets	$144,361

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$434
Accrued offering costs	2,902
Note payable to stockholder	117,000
Total liabilities	120,336

Stockholders' equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 1,150,000 shares issued and outstanding	115
Additional paid- in capital	24,885
Deficit accumulated during the development stage	(975)
Total stockholders' equity	24,025

Total liabilities and stockholders' equity	$144,361

The accompanying notes are an integral part of these financial statements.

3

Sino Mercury Acquisition Corp.

(A Corporation In the Development Stage)

Interim Condensed Statement of Operations (unaudited)

For the period March 28, 2014 to June 30, 2014

General and administrative expenses	$975
Net loss attributable to common shares	$(975)

Net loss per common share - basic and diluted	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,150,000

The accompanying notes are an integral part of these financial statements.

Sino Mercury Acquisition Corp.

(A Corporation In the Development Stage)

Interim Condensed Statement of Stockholders' Equity (unaudited)

For the period March 28, 2014 (Inception) to June 30, 2014

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid- in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common shares issued to initial stockholder on April 15, 2014, at approximately $0.02 per share	1,150,000	$115	$24,885	$-	$25,000
Net loss attributable to common shares	-	-	-	(975)	(975)
Balances at June 30, 2014 (unaudited)	1,150,000	$115	$24,885	$(975)	$24,025

The accompanying notes are an integral part of these financial statements.

Sino Mercury Acquisition Corp.

(A Corporation In the Development Stage)

Interim Condensed Statement of Cash Flows (unaudited)

For the period Mar 28, 2014 (Inception) to June 30, 2014

Cash flow from operating activities
Net loss attributable to common shares	$(975)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable	434
Net cash used in operating activities	(541)

Cash flows from financing activities
Payment of deferred offering costs	(77,400)
Proceeds from note payable to stockholder	82,000
Advances from stockholder	35,000
Proceeds from issuance of common stock	25,000
Net cash provided by financing activities	64,600

Net increase in cash	64,059
Cash at beginning of the period	-
Cash at end of period	$64,059

Supplemental disclosure of non-cash financing activities
Advances from stockholder capitalized (reclassified) to note payable	$35,000
Accrued offering costs	$2,902

The accompanying notes are an integral part of these financial statements.

SINO MERCURY ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Interim Financial Information

The accompanying financial statements of Sino Mercury Acquisition Corp. (a corporation in the development stage) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company had no activity for the period from March 28, 2014 (date of inception) to March 31, 2014. Operating results for the period from March 28, 2014 (inception) through June 30, 2014 are not necessarily indicative of the results that may be expected for the period from March 28, 2014 (inception) through December 31, 2014, or any other period.

2.	Description of Organization and Business Operations

The Company was incorporated in Delaware on March 28, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although the Company initially intends to focus on target businesses in China that operate in the non-traditional financial industry, including but not limited to microcredit companies, financial leasing companies and guarantors.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 26, 2014. As described in Note 7 (subsequent events), the Company consummated the Initial Public Offering of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 and net proceeds of $37,900,000 after deducting $2,100,000 of transaction costs. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of units (“Private Units”) generating gross proceeds of $2,100,000 to the an affiliate of the Chief Executive Officer of the Company (“Initial Stockholders”).

Also described in Note 7 (subsequent events), On September 23, 2014, the underwriters exercised a portion of their over-allotment option to the extent of 80,100 units and on September 24, 2014, the Company consummated the closing of that portion of the overallotment option (“Overallotment”). The Initial Public Offering and the Overallotment are collectively referred to as the “Offering.” The 80,100 units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $801,000, all of which was deposited in the Trust Account (defined below).

Following the closing of the Overallotment on September 24, 2014, an amount of $40,801,000 (or $10.00 per share sold to the public in the Offering) from the sale of the units in the Offering and the Private Units is being held in a trust account (“Trust Account”) and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The $40,801,000 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (ii) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares of common stock in the Offering (“Public Stockholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon close of such Business Combination. The Initial Stockholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares. However, an investor in the Public Offering holding 1,000,000 Public Units (as described in Note 4) has agreed that he will hold such Units sold in the Public Offering through the consummation of an initial Business Combination, vote in favor of such proposed initial Business Combination and not seek conversion in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete its initial Business Combination.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination will be entitled to demand that his shares of common stock be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights (discussed in Note 7 - Initial Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

Notwithstanding the foregoing, a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to 20% or more of the shares of shares of common stock sold in the Offering. A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company does not consummate a Business Combination by June 1, 2016, or September 1, 2016 if certain extension criteria have been satisfied, it will trigger the Company’s automatic winding up, dissolution and liquidation. If the Company is unable to consummate an initial Business Combination, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Stockholders and the holders of Private Units will not participate in any distribution with respect to their initial shares and Private Units, including the shares of common stock included in the Private Units.

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share liquidation price shares of common stock will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s ordinary stockholders. Therefore, the actual per-share liquidation price may be less than $10.00.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities”. At June 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through June 30, 2014 relates to the Company’s formation and preparation for the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. Subsequent to the consummation of the Public Offering, the Company is generating non-operating income in the form of interest income on the designated Trust Account.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Deferred Offering Costs

Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon consummation of the Initial Public Offering on Sep 2, 2014, offering costs as of June 30, 2014 of approximately $80,000 have been charged to stockholders' equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, states or foreign jurisdiction authorities in the areas of income taxes. These potential examination may include questioning the timing and amount of deductions, the nexus of income amount various tax jurisdictions and compliance with U.S. federal, states or foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4.	Related Party Transactions

Insider Shares

The Company issued an aggregate of 1,150,000 shares of common stock for a total of $25,000 in cash, at a purchase price of approximately $0.02 share, to Best Apex Limited. In June 2014, Best Apex Limited transferred (i) 230,000 shares to Lodestar Investment Holdings Corporation, an entity controlled by Richard Xu, the Company’s President, (ii) 115,000 shares to True Precision Investments Limited, an entity controlled by Amy He, the Company’s Chief Financial Officer, (iii) 5,750 shares to Aimin Song, a member of the Company’s Board, and (iv) 5,750 shares to Bradley Reifler, another member of the Company’s Board, all for the same price originally paid by Best Apex Limited for such shares. The Insider Shares are identical to the common stock included in the Public Units sold in the Public Offering except that the Insider Shares are subject to certain transfer restrictions, as described in more detail below.

All of the insider shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s shares of common stock equals or exceeds $13.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after an initial Business Combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property. Up to 150,000 of the insider shares may also be released from escrow earlier than this date for cancellation if the over-allotment option is not exercised in full.

Rights - The Insider Shares are identical to the public shares. However, the initial stockholders have agreed, pursuant to written agreements with the Company, (A) to vote their insider shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination, (C) not to convert any shares (including the insider shares) for cash from the trust account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

Voting – If the Company seeks stockholder approval of the Business Combination, the initial stockholders have agreed to vote any shares they hold in favor of the Business Combination.

Conversion – Although the initial shareholders and their permitted transferees will waive their redemption rights with respect to the Insider Shares if the Company fails to complete the Business Combination within the prescribed time frame, they will be entitled to conversion rights with respect to any Public Shares they may own.

Registration Rights

The holders of the Insider Shares and Private Units (see in Note 7) have registration rights that require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to two demands that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Related Party Note

On April 14, 2014, the Company issued a $117,000 principal amount unsecured promissory (“Note”) to JianmingHao, the Company’s Chief Executive Officer and an affiliate of the Initial Stockholder. The Note includes $35,000 of advances made prior to the execution of the Note. This Note is non-interest bearing and payable on the earlier of April 30, 2015 or out of the proceeds from the Initial Public Offering. The Note was repaid on September 29, 2014.

5.	Commitments

The Company is committed to pay the Deferred Discount of 1% of the gross offering proceeds (or 4% of the gross offering proceeds from the Units sold in the over-allotment option) of the Initial Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriter if there is no Business Combination.

6.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2014, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

In connection with the organization of the Company, a total of 1,150,000 shares of the Company's common stock were sold to the Initial Stockholder at a price of approximately $0.02 per share for an aggregate of $25,000. 150,000 of shares of common stock were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On September 24, 2014, the Company sold 80,100 units pursuant to the Overallotment as discussed in Notes 1 and 7. Accordingly, 20,025 shares of common stock are no longer subject to forfeiture. The remaining 129,975 shares remain subject to forfeiture if the balance of the Overallotment is not exercised.

7.	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date. Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed below, have occurred which require disclosure in the interim financial statements.

The Company consummated its Initial Public Offering of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 and net proceeds of $37,900,000 after deducting $2,100,000 of transaction costs (see further description of Public Units below) and on the same date, a private placement to Best Apex Limited, an affiliate of Jianming Hao, the Company’s Chief Executive Officer, of 210,000 units, generating additional proceeds of $2,100,000 (“Private Units”) (see further description of Private Units below). On September 24, 2014, the Company closed on a partial exercise of the underwriter’s over-allotment option generating gross proceeds of $801,000. Of such proceeds, an aggregate of $40,801,000 was placed in the Company’s trust account.

Public Units

On September 2, 2014, the Company sold 4,000,000 units at a price of $10.00 per unit (the “Public Units’) in the Public Offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value per share (the “Public Shares”), and one right (the “Public Rights”). Each Public Right automatically entitles the holder to receive one-tenth (1/10) of a share of common stock on consummation of an initial Business Combination. On September 23, 2014, the underwriters exercised the Overallotment to the extent of 80,100 units and on September 24, 2014, the Company consummated the closing of the sale of such additional units.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless.

The Company paid an upfront underwriting discount of $1,200,000 (3.0%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 1% of the gross offering proceeds (or 4% of the gross offering proceeds from the Units sold in the Overallotment) payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount.

Private Unit

Best Apex Limited has purchased from the Company an aggregate of 210,000 private units at a price of $10.00 per unit (a purchase price of $2,100,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Units”). Each Private Unit consists of one share of the Company's common stock, $0.0001 par value per share and one right (the "Private Right"). Each Private Right entitles Best Apex Limited to receive one-tenth (1/10) of a share of common stock on consummation of an initial Business Combination. The Private Units are identical to the units sold in the Public Offering. However, Best Apex Limited has agreed (A) to vote the shares included in the private units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination, (C) not to convert any shares included in the private units for cash from the trust account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of Company’s amended and restated certificate of incorporation with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination and (D) that the shares included in the private units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Best Apex Limited has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of an initial Business Combination.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Sino Mercury Acquisition Corp., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on March 28, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The Company consummated its initial public offering of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 and net proceeds of $37,900,000 after deducting $2,100,000 of transaction costs (“Initial Public Offering”) and on the same date, a private placement to Best Apex Limited,an affiliate of JianmingHao, the Company’s Chief Executive Officer, of 210,000 units, generating additional proceeds of $2,100,000 (“Private Units”). Of such proceeds, an aggregate of $40,000,000 was placed in the Company’s trust account.

On September 19, 2014, the underwriters exercised their over-allotment option to the extent of 80,100 units and on September 24, 2014, the Company consummated the closing of that portion of the over-allotment option (“Overallotment”). The initial public offering and the Overallotment are collectively referred to as the “Offering.” The units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $801,000. As a result, an additional $801,000 was placed in the Company’s trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to June 30, 2014 was in preparation for our initial public offering, which was consummated on September 2, 2014. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2014, we had net losses of $975, which consist of formation and operating costs. We incurred offering costs of $80,302, with regard to the offering, which are classified as deferred offering costs on the balance sheet as of June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $64,059.

Through June 30, 2014, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares and a loan from JianmingHao, our Chief Executive Officerand an affiliate of the Initial Stockholder, in an aggregate amount of $117,000. Following the Offering and Overallotment, which resulted in $40,801,000 being placed into the Trust Account, we will have approximately $433,000 of net proceeds in cash held outside of the Trust Account (after the payment of all costs related to the offering).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $433,000 of net proceeds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements (which we anticipate will be approximately $35,000 assuming an interest rate of approximately 0.05% per year), will be sufficient to allow us to operate for at least the next 21 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•	$155,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;
•	$75,000 of expenses for the due diligence and investingaction of a target business by our officers, directors and initial stockholders;
•	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and
•	$138,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Critical Accounting Policies

Basis of Presentation

The accompanying interim financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities”. At June 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through June 30, 2014 relates to the Company’s formation and preparation for the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. Subsequent to the consummation of the Public Offering, the Company is generating non-operating income in the form of interest income on the designated Trust Account.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Deferred offering costs

Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon consummation of the Initial Public Offering on Sep 2, 2014, offering costs as of June 30, 2014 of approximately $80,000 have been charged to stockholders' equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, states or foreign jurisdiction authorities in the areas of income taxes. These potential examination may include questioning the timing and amount of deductions, the nexus of income amount various tax jurisdictions and compliance with U.S. federal, states or foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period from March 28, 2014 (inception) through June 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from March 28, 2014 (inception) through June 30, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The Company issued an aggregate of 1,150,000 shares of common stock to a stockholder for an aggregate purchase price of $25,000, or approximately $0.02 per share, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.In June 2014, Best Apex Limited transferred (i) 230,000 shares to Lodestar Investment Holdings Corporation, an entity controlled by Richard Xu, our President, (ii) 115,000 shares to True Precision Investments Limited, an entity controlled by Amy He, our Chief Financial Officer, (iii) 5,750 shares to Aimin Song, a member of our Board, and (iv) 5,750 shares to Bradley Reifler, another member of our Board, all for the same price originally paid by Best Apex Limited for such shares.

On September 2, 2014, we consummated our initial public offering of 4,000,000 units (“Units”). Each unit consisted of one ordinary share, and one right, each to automatically receive one-tenth of one ordinary share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. Cantor Fitzgerald & Co. acted as the managing underwriter of the initial public offering. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-197515). The Securities and Exchange Commission declared the registration statement effective on August 26, 2014.

Simultaneous with the consummation of the initial public offering, we consummated the private placement (“Private Placement”) of 210,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,100,000, purchased by Best Apex Limited, an affiliate of JianmingHao, our Chief Executive Officer. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Private Placement Units are identical to the Units sold in the initial public offering. However, the holders of the Private Placement Units have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that such private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of our initial business combination.

Also on September 23, 2014, Cantor Fitzgerald & Co. notified us that it exercised its over-allotment option to the extent of 801,000 Units. On September 24, 2014, we consummated the closing of this portion of the over-allotment option. The units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $801,000, all of which was placed in trust, for a total of $40,801,000 placed in trust, or $10.00 per share sold in the initial public offering.

We paid a total of $1,200,000 in underwriting discounts and commissions and approximately$466,000 for other costs and expenses related to our formation and the offering.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.PRE	XBRL Taxonomy Extension Label Linkbase.

101.LAB	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO MERCURY ACQUISITION CORP.

By:	/s/ JianmingHao
JianmingHao
Chief Executive Officer
(Principal executive officer)

By:	/s/ Amy He
Amy He
Chief Financial Officer
(Principal financial and accounting officer)

Date:  October 10, 2014

