Form 10-Q
period 2014-09-30
SINO MERCURY ACQUISITION CORP.
filed 2014-11-14
CIK 1608269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

In China: (86)10-6260 2461

In the United States: (646) 387-1287

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (' 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of November 14, 2014, 5,310,125 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SINO MERCURY ACQUISITION CORP.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sino Mercury Acquisition Corp.
(A Corporation In the Development Stage)
Interim Condensed Balance Sheet (unaudited)
September 30, 2014

ASSETS

Current assets
Cash	$458,540
Prepaid expenses	8,332
Total current assets	466,872

Cash held in trust account	40,801,000

Total Assets	$41,267,872

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$20,000
Franchise tax accrual	7,491
Accrued offering costs	15,482
Total current liabilities	42,973

Deferred underwriting compensation	432,040

Total liabilities	475,013

Common stock subject to possible conversion; 3,080,100 (at conversion value of $10.00 per share)	30,801,000

Stockholders' equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 2,360,000 shares issued and outstanding (excluding 3,080,100 subject to possible conversion)	236
Additional paid- in capital	10,025,901
Deficit accumulated during the development stage	(34,278)
Total stockholders' equity	9,991,859

Total liabilities and stockholders' equity	$41,267,872

The accompanying notes are an integral part of these financial statements.

Sino Mercury Acquisition Corp.
(A Corporation In the Development Stage)
Interim Condensed Statement of Operations (unaudited)

		For the period from
	For the Three Months	March 28, 2014 (Inception)
	Ended	to
	September 30, 2014	September 30, 2014

Revenue	$-	$-
General and administrative expenses	(25,812)	(26,787)
State franchise taxes, other than income tax	(7,491)	(7,491)
Net loss attributable to common shares	$(33,303)	$(34,278)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding (excluding shares subject to possible redemption) - basic and diluted	1,531,413	1,337,647

The accompanying notes are an integral part of these financial statements.

Sino Mercury Acquisition Corp.
(A Corporation In the Development Stage)
Interim Condensed Statement of Stockholders' Equity (unaudited)
For the period from March 28, 2014 (Inception) to September 30, 2014

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid- in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common shares issued to initial stockholder on April 15, 2014, at approximately $0.02 per share	1,150,000	$115	$24,885	$-	$25,000
Sale of 4,000,000 units at $10.00 per unit on September 2, 2014	4,000,000	400	39,999,600	-	40,000,000
Sale of 210,000 units at $10.00 per unit to initial stockholder on September 2, 2014	210,000	21	2,099,979	-	2,100,000
Overallotment Sale of 80,100 units at $10.00 per unit on September 24, 2014	80,100	8	800,992	-	801,000
Underwriters' discount and offering expenses	-	-	(2,098,863)	-	(2,098,863)
Proceeds subject to possible redemption of 3,080,100 common shares	(3,080,100)	(308)	(30,800,692)	-	(30,801,000)
Net loss attributable to common shares	-	-	-	(34,278)	(34,278)
Balances at September 30, 2014 (unaudited)	2,360,000	$236	$10,025,901	$(34,278)	$9,991,859

The accompanying notes are an integral part of these financial statements.

Sino Mercury Acquisition Corp.
(A Corporation In the Development Stage)
Interim Condensed Statement of Cash Flows (unaudited)
For the period from March 28, 2014 (Inception) to September 30, 2014

Cash flow from operating activities
Net loss per common share	$(34,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(8,332)
Increase in accounts payable	20,000
Increase in franchise tax accrual	7,491
Net cash used in operating activities	(15,119)

Cash flows from investing activities
Cash deposited in trust account	(40,801,000)
Net cash used in investing activities	(40,801,000)

Cash flows from financing activities
Advances from stockholder	35,000
Proceeds from note payable to stockholder	82,000
Repayment of note payable to stockholder	(117,000)
Proceeds from sale of common stock to initial stockholder	25,000
Proceeds from sale of units to public stockholders	40,000,000
Proceeds from sale of private placement units to initial stockholder	2,100,000
Proceeds from sale of units for over allotment	801,000
Payment of costs of Public Offering	(1,651,341)
Net cash provided by financing activities	41,274,659

Net increase in cash	458,540
Cash at beginning of period	-
Cash at end of period	$458,540

Supplemental disclosure of non-cash financing activities
Advances from stockholder capitalized (reclassified) to note payable	$35,000
Accrued offering costs	$15,482
Deferred underwriting compensation	$432,040

The accompanying notes are an integral part of these financial statements.

SINO MERCURY ACQUISITION CORP.

(A Corporation In the Development Stage)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Interim Financial Information

The accompanying financial statements of Sino Mercury Acquisition Corp. (a corporation in the development stage) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from March 28, 2014 (inception) through September 30, 2014 are not necessarily indicative of the results that may be expected for any period in the future.

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

Financing

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 26, 2014. The Company consummated the Initial Public Offering of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 and net proceeds of approximately $37,901,000 after deducting approximately $2,099,000 of transaction costs. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of units (“Private Units”) generating gross proceeds of $2,100,000 to the affiliate of the Chief Executive Officer of the Company (“Initial Stockholders”).

The Company granted the underwriter an option to buy up to 600,000 additional units to cover any overallotment.  On September 23, 2014, the underwriters exercised a portion of their over-allotment option to the extent of 80,100 units and on September 24, 2014, the Company consummated the closing of that portion of the overallotment option (“Overallotment”). The Initial Public Offering and the Overallotment are collectively referred to as the “Offering.” The 80,100 units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $801,000, all of which was deposited in the Trust Account (defined below).

 Trust Account

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

Business Combination

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired shares of common stock in the Offering (“Public Stockholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon close of such Business Combination. The Initial Stockholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares. However, an investor in the Public Offering holding 1,000,000 Public Units has agreed that he will hold such Units sold in the Public Offering through the consummation of an initial Business Combination, vote in favor of such proposed initial Business Combination and not seek conversion in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete its initial Business Combination.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination will be entitled to demand that his shares of common stock be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights (discussed in Note 4 - Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities”. At September 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2014 relates to the Company’s formation and preparation for the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. Subsequent to the consummation of the Public Offering, the Company is generating non-operating income in the form of interest income on the designated Trust Account.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2014, offering costs totaling approximately $2,099,000 (including approximately $1,632,000 in underwriters’ fees) have been charged to stockholders’ equity.

Redeemable Common Stock

All of the 4,080,100 common shares sold as part of the units in the Public Offering contain a conversion feature which allows for the conversion of common shares under the Company’s Liquidation or Stockholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum conversion threshold, its charter provides that in no event will it allow conversion of Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Further, an investor in the Public Offering holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold his common shares through the consummation of an initial Business Combination, vote in favor of such proposed initial Business Combination and not seek conversion of his common shares.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against deficit accumulated during the development stage, by charges against additional paid-in capital.

Accordingly, at September 30, 2014, 3,080,100 of the 4,080,100 Public Shares were classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at September 30, 2014).

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  As of September 30, 2014, a full valuation allowance has been established against the deferred tax asset.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

4.	Public Offering

The Company consummated its Initial Public Offering of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 and net proceeds of approximately $37,901,000 after deducting approximately $2,099,000 of transaction costs (see further description of Public Units below) and on the same date, a private placement to Best Apex Limited, an affiliate of JianmingHao, the Company’s Chief Executive Officer, of 210,000 units, generating additional proceeds of $2,100,000 (“Private Units”) (see further description of Private Units below). On September 24, 2014, the Company closed on a partial exercise of the Overallotment generating gross proceeds of $801,000. Of such proceeds, an aggregate of $40,801,000 was placed in the Company’s trust account. On October 10, 2014, the remaining portion of the Overallotment expired unexercised.

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

On September 24, 2014, the Company sold an additional 80,100 units pursuant to the Overallotment.

If the Company does not complete its Business Combination within the necessary time period described in Note 1, the Public Rights will expire and be worthless.

The Company paid an upfront underwriting discount of $1,200,000 (3.0%) of the per unit offering price to the underwriter at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 1% of the gross offering proceeds (or 4% of the gross offering proceeds from the Units sold in the over-allotment option) payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount.

5.	Related Party Transactions

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

Liquidation – Although the initial shareholders and their permitted transferees will waive their redemption rights with respect to the Insider Shares if the Company fails to complete the Business Combination within the prescribed time frame, they will be entitled to liquidation rights with respect to any Public Shares they may own.

Private Units

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

Registration Rights

The holders of the Insider Shares and Private Units have registration rights that require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to two demands that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Related Party Note

On April 14, 2014, the Company issued a $117,000 principal amount unsecured promissory (“Note”) to JianmingHao, the Company’s Chief Executive Officer and an affiliate of the Initial Stockholder. The Note includes $35,000 of advances made prior to the execution of the Note. This Note is non-interest bearing and payable on the earlier of April 30, 2015 or out of the proceeds from the Initial Public Offering. The Note was repaid in full on September 29, 2014.

6.	Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 1% of the gross offering proceeds (or 4% of the gross offering proceeds from the Units sold in the over-allotment option) of the Public Offering, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriter if there is no Business Combination.

7.	Trust Account

A total of $40,801,000, which includes $38,701,000 of the net proceeds from the Public Offering and $2,100,000 from the sale of the Private Units, have been placed in the Trust Account. As of September 30, 2014, the balance in the Trust Account was $40,801,000.

8.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2014, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

At September 30, 2014, there were 2,360,000 shares of common stock issued and outstanding excluding 3,080,100 shares subject to possible conversion. These shares included 150,000 shares subject to forfeiture to the extent the underwriter’s over-allotment option is not exercised in full. On September 24, 2014, the Company sold 80,100 units pursuant to the Overallotment as discussed in Note 2 and 4. Accordingly, 20,025 shares of common stock are no longer subject to forfeiture. On October 10, 2014, the Overallotment expired without any of the balance being exercised. As a result, 129,975 shares held by the Initial Stockholders have been forfeited.

9.	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date. Based on this evaluation, the Company has determined that no subsequent events, except for the matters discussed in Note 8, have occurred which require disclosure in the interim financial statements.

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

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 26, 2014. The Company consummated the Initial Public Offering of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 and net proceeds of approximately $37,901,000 after deducting approximately $2,099,000 of transaction costs. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of units (“Private Units”) generating gross proceeds of $2,100,000 to the affiliate of the Chief Executive Officer of the Company (“Initial Stockholders”).

On September 23, 2014, the underwriters exercised a portion of their over-allotment option to the extent of 80,100 units and on September 24, 2014, the Company consummated the closing of that portion of the overallotment option (“Overallotment”). The Initial Public Offering and the Overallotment are collectively referred to as the “Offering.” The 80,100 units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $801,000, all of which was deposited in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to September 30, 2014 was in preparation for our initial public offering, which was consummated on September 2, 2014. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2014, we had net losses of $33,303 which consist of formation and operating costs. The interest income generated from the Trust Account was immaterial. For the period from March 28, 2014 (inception) through September 30, 2014, we had net losses of $34,278 which consist of formation and operating cost. The interest income generated from the Trust Account was immaterial.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $458,540.

Through September 30, 2014, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares and a loan from JianmingHao, our Chief Executive Officer and an affiliate of the Initial Stockholder, in an aggregate amount of $117,000. As of the date of this filing, all loans and advances have been repaid to JianmingHao from the net proceeds of the Public Offering.

Pursuant to the Offering, which resulted in $40,801,000 being placed into the Trust Account, we transferred approximately $443,000 of net proceeds in cash held outside of the Trust Account (after the payment of all costs related to the offering).

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

We anticipate that the net proceeds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements (which we anticipate will be approximately $35,000 assuming an interest rate of approximately 0.05% per year), will be sufficient to allow us to operate for at least the next 21 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Critical Accounting Policies

Basis of Presentation

The accompanying interim financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC Topic 915, “Development Stage Entities”. At September 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2014 relates to the Company’s formation and preparation for the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. Subsequent to the consummation of the Public Offering, the Company is generating non-operating income in the form of interest income on the designated Trust Account.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2014, offering costs totaling approximately $2,099,000 (including approximately $1,632,000 in underwriters’ fees) have been charged to stockholders’ equity.

Redeemable Common Stock

All of the 4,080,100 common shares sold as part of the units in the Public Offering contain a conversion feature which allows for the conversion of common shares under the Company’s Liquidation or Stockholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum conversion threshold, its charter provides that in no event will it allow conversion of Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Further, an investor in the Public Offering holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold his common shares through the consummation of an initial Business Combination, vote in favor of such proposed initial Business Combination and not seek conversion of his common shares.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against accumulated deficit accumulated during the development stage and, by charges against additional paid-in capital.

Accordingly, at September 30, 2014, 3,080,100 of the 4,080,100 Public Shares were classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at September 30, 2014).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period from March 28, 2014 (inception) through September 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from March 28, 2014 (inception) through September 30, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 2, 2014, we consummated our initial public offering of 4,000,000 units (“Units”). Each unit consisted of one ordinary share, and one right, each to automatically receive one-tenth of one ordinary share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. Cantor Fitzgerald & Co. acted as the managing underwriter of the initial public offering. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333- 197515). The Securities and Exchange Commission declared the registration statement effective on August 26, 2014.

Simultaneous with the consummation of the initial public offering, we consummated the private placement (“Private Placement”) of 210,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,100,000, purchased by Best Apex Limited, an affiliate of Jianming Hao, our Chief Executive Officer. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Private Placement Units are identical to the Units sold in the initial public offering. However, the holders of the Private Placement Units have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that such private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of our initial business combination.

Also on September 23, 2014, Cantor Fitzgerald & Co. notified us that it exercised its over-allotment option to the extent of 80,100 Units. On September 24, 2014, we consummated the closing of this portion of the over-allotment option. The units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $801,000, all of which was placed in trust, for a total of $40,801,000 placed in trust, or $10.00 per share sold in the initial public offering.

We paid a total of $1,200,000 in underwriting discounts and commissions and approximately $466,000 for other costs and expenses related to our formation and the offering.

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

 Date: November 14, 2014

