Form 10-K
period 2014-12-31
SINO MERCURY ACQUISITION CORP.
filed 2015-03-03
CIK 1608269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number: 001-36592

SINO MERCURY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5234036
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

China Offices 7/F Metropolis Tower, No.2 Dongsan Street, Zhongguancun Xi Zone Haidian District, Beijing, China	100080

United States Offices 590 Madison Ave, 21st Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

In China: (86)10-6260 2461

In the United States: (646) 387-1287

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each Unit consisting of one share of Common Stock and one Right	The NASDAQ Stock Market LLC
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2014 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of February 27, 2015, there were 5,310,125 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

SINO MERCURY ACQUISITION CORP.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us” and “our” refer to Sino Mercury Acquisition Corp.

Introduction

We are a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination (“Initial Business Combination”) with one or more businesses or entities. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are currently focusing on target businesses in the People’s Republic of China that operate in the non-traditional financial industry, including but not limited to microcredit companies, financial leasing and factoring companies, and guarantors.

Company History

We were incorporated in Delaware on March 28, 2014. On September 2, 2014, we consummated our initial public offering (“IPO”) of 4,000,000 units, each unit consisting of one share of our common stock and one right to receive one-tenth of one share of our common stock upon consummation of our Initial Business Combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. On September 24, 2014, we consummated the sale of an additional 80,100 units that were subject to the underwriters’ over-allotment option, for aggregate additional proceeds of $801,000 (“Overallotment”). The IPO and the Overallotment are collectively referred to as the “Offering.”

Simultaneously with the consummation of the IPO, we consummated a private placement (the “Private Placement”) of an aggregate of 210,000 units (“Private Units”) to our initial stockholders. The Private Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $2,100,000.

Following the closing of the Overallotment on September 24, 2014, an aggregate amount of $40,801,000 from the sale of the units in the Offering and the Private Units had been placed in a United States-based trust account with Continental Stock Transfer & Trust Company acting as trustee. Except as described in this Form 10-K, these proceeds will not be released until the earlier of the completion of an Initial Business Combination and our redemption of 100% of the outstanding public shares of common stock upon our failure to consummate an Initial Business Combination by June 1, 2016 (or September 1, 2016, if we have executed a definitive agreement for an Initial Business Combination by June 1, 2016 but have not completed an Initial Business Combination by such date).

Business Strategy

Competitive Strengths

We believe our competitive strengths to be the following:

Management team

Our management team is comprised of Jianming Hao, our Executive Chairman of the Board and Chief Executive Officer, Richard Xu, our President, and Peiling (Amy) He, our Chief Financial Officer. From March 2012 to August 2014, Mr. Hao served as a Partner of Beijing CAC Capital, a private equity firm with approximately $330 million (RMB 2 billion) under management, and the Chief Executive Officer of Huafu Tiancheng Investment Management Company, a $15 million (RMB 100 million) Beijing government fund with three completed investments. From 2010 to August 2014, Mr. Xu served as the President of CIFCO International Group, a financial advisory firm focused on overseas investments in Chinese enterprises. From May 2012 to August 2014, Ms. He served as Chief Financial Officer of Deyu Agriculture Corp., a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People’s Republic of China. We believe that the network of contacts, investment track record and relationships of our management team will provide us with an important source of investment opportunities and deal-flow. However, our management team has not previously been associated with any other similarly structured blank check company seeking to consummate a business combination and therefore there is no assurance that we will be able to consummate such a transaction.

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial position

With $40,801,000 in our trust account available for our Initial Business Combination, we offer a target business a variety of options, such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt. Because we are able to consummate our Initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Offering Structure

Unlike other blank check companies that sell units comprised of shares and warrants in their initial public offerings, we sold units comprised of shares and rights. Upon consummation of our Initial Business Combination, each right included in our units shall entitle the holder to receive one-tenth of a share, leaving us with only our common stock outstanding. Accordingly, because the number of shares ordinarily issuable upon exercise of the warrants found in the typical structure of other blank check initial public offerings is lessened in our case (since such warrants most often entitle the holder to receive between one-half and one full share as opposed to the one-tenth of a share the rights entitle a holder to receive), our management believes we will be viewed more favorably by potential target companies when determining which company to engage in a business combination with. Our management also believes this will make us a more attractive merger partner for target businesses as our capitalization structure will be simpler without the warrants present. However, our management may be incorrect in these beliefs.

Effecting Our Initial Business Combination

General

We are not presently engaged in any substantive commercial business, and we will not engage in any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO and the Private Placement, our capital stock, debt or a combination of these in effecting our Initial Business Combination. Although substantially all of the net proceeds of our IPO and the Private Placement are intended to be applied generally toward effecting an Initial Business Combination, the proceeds are not otherwise being designated for any more specific purposes. Our Initial Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisor or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). We are not restricted from entering into an Initial Business Combination with a target business that is affiliated with any of our officers, directors or initial stockholders. However, we may do so only if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s pre-existing fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our Initial Business Combination, as described below in more detail, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination;

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we intend to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete our Initial Business Combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete an Initial Business Combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (exclusive of taxes payable and deferred underwriting commissions) at the time of the execution of a definitive agreement for our Initial Business Combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an Initial Business Combination with an entity that is affiliated with any of our officers, directors or initial stockholders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view, we would ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

Stockholder Approval of Business Combination

In connection with any proposed Initial Business Combination, we will seek stockholder approval of such Initial Business Combination at a meeting called for such purpose at which public stockholders (but not our initial stockholders) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed Initial Business Combination, into a portion of the aggregate amount then on deposit in the trust account, subject to the limitations described herein.

We will consummate our Initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. In connection with the IPO, we introduced the underwriters to an investor that purchased $10,000,000 of the units sold who agreed to hold the shares included in such units through the consummation of our Initial Business Combination, vote in favor of such proposed Initial Business Combination and not seek conversion in connection therewith. As a result, we expect to meet the $5,000,001 net tangible asset requirement in order to complete an Initial Business Combination.

Notwithstanding the foregoing, if we seek to consummate an Initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such Initial Business Combination, our net tangible asset threshold may limit our ability to consummate such Initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate an Initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such Initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until June 1, 2016 (or September 1, 2016 if we have executed a definitive agreement for an Initial Business Combination by June 1, 2016 but have not consummated an Initial Business Combination at that time) in order to be able to receive a portion of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed Initial Business Combination and (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed Initial Business Combination.

None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed Initial Business Combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed Initial Business Combination, or seek to convert their shares, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote or reduce the number of holders seeking conversion. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an Initial Business Combination, any public stockholder, whether voting for or against such proposed Initial Business Combination, will be entitled to demand that his shares of common stock be converted for a full pro rata portion of the amount then in the trust account (approximately $10.00 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes).

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our IPO. Such a public stockholder would still be entitled to vote against a proposed Initial Business Combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed Initial Business Combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of common stock sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our initial stockholders will not have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed Initial Business Combination with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed Initial Business Combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed Initial Business Combination and the proposed Initial Business Combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed Initial Business Combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed Initial Business Combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the Initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete an Initial Business Combination on or before June 1, 2016 (or September 1, 2016 if certain conditions are met), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us for our working capital requirements or necessary to pay our taxes payable on such funds (subject in each case to our obligations under Delaware law to provide for claims of creditors). At such time, the rights will expire, holder of rights will receive nothing upon a liquidation with respect to such rights and the rights will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our Initial Business Combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our Initial Business Combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 1, 2016 (or September 1, 2016 if certain conditions are met) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Jianming Hao, our Chief Executive Officer, has agreed that he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Our board of directors has questioned Mr. Hao on his financial net worth and believes he will be able to satisfy any indemnification obligations that may arise. However, he may not be able to satisfy his indemnification obligations if he is required to so as we have not required Mr. Hao to retain any assets to provide for his indemnification obligations, nor have we taken any further steps to ensure that he will be able to satisfy any indemnification obligations that arise. Additionally the agreement entered into by Mr. Hao specifically provides that he will have no personal liability as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Moreover, he will not be personally liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net of income and other tax obligations) that will be released to us to fund our working capital requirements. If such funds are insufficient, Mr. Hao has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

If we are unable to consummate an Initial Business Combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our Initial Business Combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least approximately $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after June 1, 2016 (or September 1, 2016 if certain conditions are met), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our Initial Business Combination may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our Initial Business Combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	Our outstanding rights and the potential future dilution they represent;

●	Our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial stockholders, officers, directors or their affiliates;

●	Our obligation to register the resale of the insider shares, as well as the Private Units (and underlying securities) and any securities issued to our initial stockholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	The impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our Initial Business Combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our Initial Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our Initial Business Combination, we may not have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote at any time varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our Initial Business Combination.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We maintain our principal executive offices at 590 Madison Avenue, 21st Floor, New York, New York 10022. This space is being provided to us by an unaffiliated third party for approximately $2,000 per year. We also have offices in Beijing, China that is being provided to us by Jianming Hao, our Executive Chairman and Chief Executive Officer, at no cost to us. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, common stock and rights are traded on The Nasdaq Capital Market under the symbols SMACU, SMAC and SMACR, respectively. The following table sets forth the high and low sales prices for our units, common stock and rights for the periods indicated since our units began public trading on August 27, 2014. Our common stock and rights began separate trading on October 20, 2014 with the first trade taking place on November 4, 2014 and November 19, 2014, respectively.

	Units		Common Stock		Rights
	High	Low	High	Low	High	Low
Fiscal 2015
First Quarter*	10.23	9.90	9.94	9.80	0.34	0.25

Fiscal 2014:
Fourth Quarter	10.10	9.85	10.25	9.89	0.38	0.34
Third Quarter	10.07	10.00

* Through February 25, 2015.

Holders

As of February 26, 2015, there were 3 holders of record of our units, 6 holders of record of our common stock and 1 holder of record of our rights. Management believes we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any dividends subsequent to our Initial Business Combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

On July 18, 2014, we filed a registration statement on Form S-1 (File No. 333-197515) for our IPO, which was declared effective on August 26, 2014. On September 2, 2014, we closed our IPO of 4,000,000 units at an offering price of $10.00 per unit, generating total gross proceeds of $40,000,000. Cantor Fitzgerald & Co. acted as the underwriter in the IPO. On September 24, 2014, we closed the exercise of the underwriters’ over-allotment option of 80,100 units, for additional gross proceeds of $801,000. Each unit was comprised of one share of common stock and one right to receive one-tenth of one share of common stock upon consummation of our Initial Business Combination. Simultaneously with the closing of the IPO, we consummated the Private Placement of 210,000 Private Units at $10.00 per share, generating total proceeds of $2,100,000. The Private Units are identical to the units sold in our IPO.

We paid an upfront underwriting discount of $1,200,000 (3.0%) of the per unit offering price to the underwriter at the closing of the Offering, with an additional fee (the “Deferred Discount”) of 1% of the gross offering proceeds (or 4% of the gross offering proceeds from the Units sold in the over-allotment option) payable upon our completion of an Initial Business Combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering and Private Placement were approximately $41,234,000, of which $40,801,000 was deposited into the trust account. The remaining proceeds became available to be used as working capital to provide for business, legal and accounting due diligence on prospective business combinations, continuing general and administrative expenses and the repayment of a promissory note from one of our initial stockholders.

Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an Initial Business Combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements. Through the date of this Form 10-K, we had not withdrawn any amounts from the trust account.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers during the fourth quarter of the fiscal year ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report for the period from March 28, 2014 (inception) to December 31, 2014. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and the related notes appearing elsewhere in this report.

For the period from
March 28, 2014 (Inception)
to
December 31, 2014
Statement of Operations Data
General and administrative expenses	$(113,479)
State franchise taxes, other than income tax	(52,972)
Other Income	1,051
Net loss attributable to common shares	$(165,400)
Net loss per common share - basic and diluted	$(0.11)
Weighted average number of common shares outstanding (excluding shares subject to possible redemption) - basic and diluted	1,531,944
Balance Sheet Data
Cash	$309,737
Prepaid expenses	76,414
Cash held in trust account	40,802,051
Total Assets	41,188,202
Total liabilities	526,465
Common stock subject to possible conversion; 3,080,100 (at conversion value of $10.00 per share)	30,801,000
Total stockholders' equity	9,860,737
Cash Flow Data
Net cash used in operating activities	$(147,389)
Net cash provided by (used in) investing activities	(40,802,051)
Net cash provided by financing activities	41,259,177

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Sino Mercury Acquisition Corp..  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on March 28, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active search for a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The registration statement for the IPO was declared effective on August 26, 2014. The Company consummated the IPO of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 and net proceeds of approximately $38,333,000 after deducting approximately $1,667,000 (excluding $432,040 of deferred underwriting commission) of transaction costs. Simultaneously with the consummation of the IPO, the Company consummated the Private Placement of Private Units generating gross proceeds of $2,100,000 to our initial stockholders.

On September 23, 2014, the underwriter exercised a portion of its over-allotment option to the extent of 80,100 units and on September 24, 2014, the Company consummated the closing of that portion of the overallotment option (“Overallotment”). The IPO and the Overallotment are collectively referred to in this Item as the “Offering.” The 80,100 units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $801,000, all of which was deposited in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating an Initial Business Combination successfully.

Results of Operations

Our entire activity since inception up to September 2, 2014 was in preparation for our IPO, which was consummated on September 2, 2014. Since the IPO, our activity has been limited to the evaluation of target businesses with which to consummate an Initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from March 28, 2014 (inception) through December 31, 2014, we had net losses of $165,400 which consist of formation expenses, general and administrative expenses and operating costs offset by interest income generated from the Trust Account. The interest income generated from Trust Account is $1,051. General and administrative expenses are of $113,479. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. Fiscal year 2014 State Franchise tax is accrued in the amount of $52,972.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $309,737.

Through December 31, 2014, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares and a loan from JianmingHao, our Chief Executive Officer and an affiliate of one of our initial stockholders, in an aggregate amount of $117,000. As of the date of this filing, all loans and advances have been repaid to JianmingHao from the net proceeds of the Offering.

Pursuant to the Offering, which resulted in $40,801,000 being placed into the Trust Account, we received approximately $433,000 of net proceeds in cash held outside of the Trust Account (after the payment of all costs related to the offering).

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

The funds available for our working capital requirements includes the net proceeds not held in the trust account and the interest earned on the trust account balance (net of income, and other tax obligations, which we estimate will be approximately $35,000 assuming an interest rate of approximately 0.05% per year). We will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Initial Business Combination. We anticipate that we will incur approximately:

●	$300,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

●	$144,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

To supplement our working capital needs, Jianming Hao, our Chief Executive Officer, has agreed to loan us $200,000 when and if needed. Any such loan made by Mr. Hao would be evidenced by a promissory note. The note would either be paid upon consummation of our Initial Business Combination, without interest, or, at Mr. Hao’s discretion, may be converted upon consummation of our Initial Business Combination into additional private units at a price of $10.00 per unit. We anticipate that net proceeds not held in the trust account (approximately $310,000 at December 31, 2014), the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements plus any amounts loaned to us by Mr. Hao as described above will be sufficient to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our Initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our Initial Business Combination. Following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Critical Accounting Policies

Redeemable Common Stock

All of the 4,080,100 common shares sold as part of the units in the Offering contain a conversion feature which allows for the conversion of common shares under the Company’s Liquidation or Stockholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum conversion threshold, its charter provides that in no event will it allow conversion of Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Further, an investor in the Offering holding 1,000,000 Public Units (which includes 1,000,000 common shares), has agreed to hold his common shares through the consummation of an Initial Business Combination, vote in favor of such proposed Initial Business Combination and not seek conversion of his common shares.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against accumulated deficit and, by charges against additional paid-in capital.

Accordingly, at December 31, 2014, 3,080,100 of the 4,080,100 Public Shares were classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at December 31, 2014).

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective for 2014 annual report and its adoption resulted in the removal of previously required development stage disclosures.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The net proceeds of the Offering and Private Placement, including amounts in the trust account, have been and will continue to be invested in United States government treasury bills, notes or bonds having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 30, 2014, KPMG LLP, or KPMG, acquired certain assets of Rothstein Kass & Company, P.C. and certain of its affiliates, or Rothstein Kass, our independent registered public accounting firm. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as our independent registered public accounting firm. Concurrent with such resignation, we consented to the engagement of KPMG as our new independent registered public accounting firm. The decision to change accountants was approved by our board of directors.

During the period from March 28, 2014 (inception) to April 15, 2014, Rothstein Kass’ audit report on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the period from March 28, 2014 (inception) to April 15, 2014 and the subsequent period through the resignation of Rothstein Kass on June 30, 2014, there were no disagreements between us and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Rothstein Kass’ satisfaction, would have caused Rothstein Kass to make reference in connection with Rothstein Kass’ opinion to the subject matter of the disagreement; and there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

Effective January 9, 2015, we dismissed KPMG as our independent registered public accountants and engaged Marcum LLP as our new independent registered public accountants.

KPMG never issued an audit report on our financial statements. However, KPMG was engaged to audit our balance sheet as of September 2, 2014. KPMG’s report on this balance sheet as of September 2, 2014 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period of KPMG’s engagement from June 30, 2014 through January 9, 2015, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report. During the period of KPMG’s engagement from June 30, 2014 through January 9, 2015, there were no “reportable events” (as described in paragraph 304(a)(1)(v) of Regulation S-K).

During the period of KPMG’s engagement from June 30, 2014 through January 9, 2015, the date we engaged Marcum, we did not consult with Marcum regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or reportable event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal year ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jianming Hao	40	Chairman of the Board and Chief Executive Officer
Richard Xu	38	President and Director
Peiling (Amy) He	35	Chief Financial Officer
Aimin Song	51	Director
Bradley Reifler	54	Director
Qing Zhu	57	Director

Jianming Hao has served as our Executive Chairman of the Board and Chief Executive Officer since April 2014. From March 2012 to August 2014, Mr. Hao served as a Partner of Beijing CAC Capital, a private equity firm with approximately $330 million (RMB 2 billion) under management, and the Chief Executive Officer of Huafu Tiancheng Investment Management Company, a $15 million (RMB 100 million) Beijing government fund with three completed investments. From April 2010 to April 2013, Mr. Hao served as the Chief Executive Officer of Deyu Agriculture Corp. (formerly, Eco Building International Inc.), a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People’s Republic of China, where he helped complete three acquisitions of agricultural companies. From September 2007 to April 2010, Mr. Hao served as the Chief Executive Officer of Detianyu Biotechnology (Beijing) Co., Ltd., which became a subsidiary of Deyu Agriculture Corp. in April 2010. From April 2004 to September 2007, Mr. Hao served as a Director and Vice President of Shenzhen Leton Holdings, an investment firm founded in 2003. Under Mr. Hao’s leadership, Shenzhen Leton closed four investments including an insurance assessment firm, a fashion chain, an insurance agency and a real estate firm. From January 2001 to April 2004, Mr. Hao served as the Financial Controller of China Merchants Dichain (Asia), a portfolio company of China Merchants Group. During his tenure there, Mr. Hao led and participated in the acquisition of Dransfield Group, and led two acquisitions in the high-tech and manufacturing industries.

Mr. Hao is a Certified Public Accountant at the Chinese Institute of Certified Public Accountants. He received his Master’s degree and Bachelor’s degree in Finance from Nankai University.

We believe Mr. Hao is well-qualified to serve as a member of the board due to his business leadership and operational experience, as well as his contacts in China.

Richard Xu has served as our President and member of our board of directors since our inception. From 2010 to August 2014, Mr. Xu served as the President of CIFCO International Group, a financial advisory firm focused on overseas investments in Chinese enterprises. From May 2009 to 2010, Mr. Xu was a Director of the Investment Banking Division of Maxim Group, an investment banking and securities broker-dealer based in New York City, where he was responsible for the firm’s Chinese investments. From September 2005 to May 2009, Mr. Xu was the co-founder of Viking Investment Co., an investment banking firm with responsibility for overseas restructuring, mergers and acquisitions, and financing of Chinese private companies. From 2004 to 2006, Mr. Xu served as a trader at Suisse American Securities, a subsidiary of Credit Suisse Group. Prior to that, Mr. Xu served as a Vice President at Asiapower Investment PTE Ltd., a public company in Singapore.

Mr. Xu obtained his Bachelor Degree from Tsinghua University in Beijing, and a Master’s Degree in Computer Science from the Courant Institute of New York University.

We believe Mr. Xu is well qualified to serve as a member of the board due to his business leadership and operational experience and his contacts in China.

Peiling (Amy) He has served as our Chief Financial Officer since April 2014. From May 2012 to August 2014, Ms. He served as Chief Financial Officer of Deyu Agriculture Corp. (formerly, Eco Building International Inc.), a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People’s Republic of China. She also served as Deyu Agriculture Corp.’s Acting Chief Financial Officer from February 2012 to May 2012 and its Financial Controller from October 2011 to February 2012. Ms. He served as an audit manager for Deloitte Touche Tohmatsu CPA Ltd. in China from July 2005 through September 2011, where she worked for multinational corporations and Chinese corporate clients, including private companies and publicly listed companies in the United States. Ms. He’s experience in mergers and acquisitions includes conducting target sourcing, financial due diligence and deal negotiation as financial expert, including several transactions in the consumer products and retail industries.

Ms. He earned a Master’s Degree in Management from the Chinese Academy of Sciences and a Bachelor’s Degree in Accounting from Tsinghua University in China. Ms. He is also a Certified Public Accountant of China and Certified General Accountant of Canada.

Aimin Song has served as a member of our board of directors since April 2014. Since August 2013, Mr. Song has served as Chairman of Beijing Hantang Asset Management, an investment company focusing on investments in the financial and hotel management industries, with approximately 500 million RMB under management in China. From September 2008 to August 2013, Mr. Song served as Chairman of Zhongsheng International Insurance Brokers, a company founded by People’s Insurance Company of China, the biggest insurance company in China, and Tokio Marine Fire Insurance, an international insurance company. From June 2007 to September 2008, Mr. Song served as General Manager at the Bank Insurance Division of the Chinese People’s Health Insurance Company, which was the first insurance company in China dedicated to health insurance. From May 2005 to June 2007, he worked as a Vice-General Manager at the Bank Insurance Division of China Life Insurance, the top insurance company in China dedicated to life insurance, with total assets under management of approximately 250 billion RMB. From May 2000 to May 2005, Mr. Song served as President of the Shanxi Branch of People’s Bank of China, the central bank of the People’s Republic of China with the power to control monetary policy and regulate financial institutions in mainland China. The People’s Bank of China has the most financial assets of any single public finance institution in the world.

Mr. Song obtained his Master’s of Business Administration from Wuhan University, a Master Degree of Investment Management from Chinese Academy of Sciences and studied for Junior College of Finance Management from Henan Finance Management College.

We believe Mr. Song is well-qualified to serve as a member of the board due to his business leadership and operational experience, as well as his contacts in China.

Bradley Reifler has served as a member of our board of directors since April 2014. Since May 2009, Mr. Reifler has served as the Chief Executive Officer of Forefront Capital, a global financial services firm that he founded. Mr. Reifler was the founder and Chief Executive Officer of Pali Capital Inc., a registered investment banking firm, from 1995 to October 2008. Pali was acquired by the Euram Group in 2001, but repurchased six years later at which time Mr. Reifler was made Chairman. In 1982, Mr. Reifler founded Reifler Trading Corporation, a firm engaged in the execution of global derivatives, which was sold to Refco, Inc. in 2000. In 1992, Mr. Reifler founded Reifler Capital Management, a commodity pool advisor focused on commodity-based and foreign exchange trading strategies. From 1995 until 2000, he managed Refco, Inc.’s Institutional Sales Desk, where he was responsible for sales and execution of global derivatives, foreign exchange and creating custom investment programs for institutional and high-net-worth clients. Mr. Reifler is a Trustee of the Millbrook School and Chairman of the Finance Committee.

Mr. Reifler received a bachelor’s degree from Bowdoin College.

We believe Mr. Reifler is well-qualified to serve as a member of the board due to his investing experience and contacts in China.

Dr. Qing Zhu has served as a member of our board of directors since April 2014. Since July 1987, Dr. Zhu has served as a professor of finance and a doctoral supervisor at the Financial and Monetary Institute of Renmin University in China. He is also a Director of The Chinese Tax Society. Dr. Zhu focuses on China’s tax laws, tax planning, international tax, taxation theory and policy, and social security. He has written two books including “International Taxation” and “Taxation Management” that were awarded as National Planning Textbooks for the “11th Five Years Plan” by the Ministry of Education in China. From August 2005 to October 2005, Dr. Zhu was a senior visiting scholar in the economics department at the University of California (Berkeley). Previously, he was a visiting scholar at the Management School of the State University of New York (Buffalo).

Dr. Zhu obtained his Doctor’s Degree and Master’s Degree from Renmin University, and his Bachelor’s Degree from Beijing Economic Institute.

We believe Dr. Zhu is well-qualified to serve as a member of the board due to his expertise in taxation and his contacts in China.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dr. Qing Zhu, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Bradley Reifler and Aimin Song, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Jianming Hao and Richard Xu, will expire at our third annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In September 2014, our board of directors adopted a code of ethics that applies to directors, officers, and employees of ours and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Sino Mercury Acquisition Corp., 590 Madison Avenue, 21st Floor, New York, New York 10022.

Corporate Governance

Audit Committee

Effective August 2014, we established an audit committee of the board of directors, which consists of Aimin Song, Bradley Reifler and Dr. Qing Zhu, each of whom is an independent director. Aimin Song serves as Chairman of our audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Aimin Song qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective August 2014, we established a nominating committee of the board of directors, which consists of Aimin Song, Bradley Reifler and Dr. Qing Zhu, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective August 2014, we established a compensation committee of the board of directors, which will consist of Aimin Song, Bradley Reifler and Dr. Qing Zhu, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our Initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of February 25, 2015 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of common stock
Jianming Hao	913,817	(2)(3)	17.2%
Richard Xu	204,005	(4)	3.8%
Peiling (Amy) He	102,003	(5)	1.9%
Aimin Song	5,100		*
Bradley Reifler	5,100		*
Qing Zhu	0		0%
Best Apex Limited	913,817		17.2%
Lodestar Investment Holdings Corporation	204,005		3.8%
True Precision Investments Limited	102,003		1.9%
Polar Securities Inc.(6)	394,700		7.4%
Bulldog Investors, LLC(7)	275,000		5.2%
Great Finance Holdings Limited(8)	3,000,000	(9)	56.5%
All directors and executive officers as a group (six individuals)	1,230,025		23.2%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Sino Mercury Acquisition Corp., at 590 Madison Avenue, 21st Floor, New York, New York 10022.
(2)	Represents shares held by Best Apex Limited, of which Mr. Hao is the sole officer and director and as such, controls the voting and disposition of such shares.
(3)	Does not include 21,000 shares of common stock issuable upon automatic conversion of the rights included in units purchased by Best Apex Limited.
(4)	Represent shares held by Lodestar Investment Holdings Corporation, of which Mr. Xu controls and therefore has voting and disposition power over such shares.
(5)	Represents shares held by True Precision Investments Limited, of which Ms. He controls and therefore has voting and disposition power over such shares.
(6)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Represents shares held by North Pole Capital Master Fund of which Polar Securities Inc. acts as investment advisor. Information derived from a Schedule 13G/A filed on February 13, 2015.
(7)	The business address of Bulldog Investors, LLC is Park 80 West, 250 Pehle Ave., Suite 708, Saddle Brook, NJ 07663. Represents shares held by Bulldog Investors, LLC and entities for which Bulldog Investors, LLC acts as investment advisor. Phillip Goldstein, Andrew Dakos and Steven Samuels own Bulldog Investors, LLC. Information derived from a Schedule 13G filed on August 27, 2014.
(8)	The business address of Great Finance Holdings Limited is 1908, 19/F, Block 2, No. 116 Guanganmenneidajie, Xuanwu Qu, Beijing China.
(9)	Peilin Zhao has voting and dispositive power over the shares held by Great Finance Holdings Limited. The foregoing is based on information made known to us by the holder.

Equity Compensation Plans

As of December 31, 2014, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2014, we issued an aggregate of 1,150,000 shares of common stock for a total of $25,000 in cash, at a purchase price of approximately $0.02 share, in connection with our organization, as follows:

Name	Number of Shares		Relationship to Us
Best Apex Limited	1,150,000	*	Affiliate of CEO

* 129,975 shares were forfeited on October 10, 2014 as described below.

In June 2014, Best Apex Limited transferred (i) 230,000 shares to Lodestar Investment Holdings Corporation, an entity controlled by Richard Xu, our President, (ii) 115,000 shares to True Precision Investments Limited, an entity controlled by Peiling (Amy) He, our Chief Financial Officer, (iii) 5,750 shares to Aimin Song, a member of our Board, and (iv) 5,750 shares to Bradley Reifler, another member of our Board, all for the same price originally paid by Best Apex Limited for such shares.

In a private placement taking place simultaneously with our IPO, our initial stockholders purchased an aggregate of 210,000 Private Units at a price of $10.00 per unit ($2,100,000 in the aggregate). The Private Units are identical to the units sold in the IPO. However, the holders have agreed (A) to vote their private shares in favor of any proposed Initial Business Combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated certificate of incorporation with respect to our pre-business combination activities prior to the consummation of such Initial Business Combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed Initial Business Combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if an Initial Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our Initial Business Combination.

Our initial stockholders agreed to forfeit up to an aggregate of 150,000 of their initial shares of common stock in proportion to the portion of the overallotment option that the underwriter does not exercise. On September 24, 2014, we sold 80,100 units pursuant to the Overallotment. Accordingly, 20,025 shares of common stock were no longer subject to forfeiture. On October 10, 2014, the Overallotment expired without any of the balance being exercised. As a result, 129,975 shares held by the initial stockholders have been forfeited.

In order to meet our working capital needs, Mr. Hao has agreed to loan us $200,000 when and if needed. Any such loan made by Mr. Hao would be evidenced by a promissory note described below. Our initial stockholders, officers and directors and their respective affiliates may also, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our Initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 55,000 shares of common stock if $500,000 of notes were so converted since the 50,000 rights included in the Private Units would result in the issuance of 5,000 shares of common stock upon the closing of our business combination). If we do not complete an Initial Business Combination, the loans will not be repaid.

The holders of our Initial Shares and Private Units (and underlying securities) and any shares our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Initial Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our Initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of April 15, 2014, Jianming Hao loaned to us an aggregate of $117,000 to cover expenses related to the Offering. The loan was repaid without interest upon consummation of our IPO.

Jianming Hao has also agreed to make available to us, at no cost to us, office space in Beijing, China.

We will reimburse our officers and directors for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an Initial Business Combination.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the Offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is)

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our Initial Business Combination with an entity that is affiliated with any of our initial stockholders, officers or directors, unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our initial stockholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is).

Director Independence

We have determined that Aimin Song, Bradley Reifler and Dr. Qing Zhu are “independent directors” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have had, and will continue to have, regularly scheduled meetings at which only independent directors are present.

We will only enter into an Initial Business Combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Effective as of January 9, 2015, the firm of Marcum LLP was engaged as our independent registered public accounting firm. From June 30, 2014 to January 9, 2015, KPMG LLP served as our independent registered public accounting firm. The following is a summary of fees paid to our independent registered public accounting firms during 2014.

Audit Fees

Fees paid to our independent registered public accounting firms were $90,000 for the services in connection with this report, two quarterly reports on Form 10-Q for the fiscal quarters ended June 30, 2014 and September 30, 2014 and the Offering, including the review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the period from March 2014 (inception) through December 31, 2014.

Tax Fees

During the period from March 2014 (inception) through December 31, 2014, our independent registered public accounting firm did not render any for tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

During the period from March 2014 (inception) through December 31, 2014, there were no fees billed for services provided by our independent registered public accounting firms other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until August 2014, the audit committee did not pre-approve any the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)       The following documents are filed as part of this Form 10-K:

(1)         Financial Statements:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheet

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

The financial statements follow the signature page of this Annual Report.

(2)        Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Filing Date
3.2	Amended and Restated Certificate of Incorporation.	By Reference	S-1/A	August 7, 2014
3.3	Bylaws.	By Reference	S-1	July 18, 2014
4.1	Specimen Unit Certificate.	By Reference	S-1	July 18, 2014
4.2	Specimen Common Stock Certificate.	By Reference	S-1	July 18, 2014
4.3	Specimen Rights Certificate.	By Reference	S-1	July 18, 2014
4.4	Form of Rights Agreement.	By Reference	S-1	July 18, 2014
10.1	Form of Letter Agreement among the Registrant, Cantor Fitzgerald & Co., Inc. and each of the Registrant’s Officers, Directors and stockholders	By Reference	S-1	July 18, 2014
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.	By Reference	S-1	July 18, 2014
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	By Reference	S-1	July 18, 2014
10.4	Promissory Note issued to Jianming Hao	By Reference	S-1	July 18, 2014
10.5	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	By Reference	S-1	July 18, 2014
10.6	Form of Subscription Agreements among the Registrant, Graubard Miller and Best Apex Limited.	By Reference	S-1	July 18, 2014
10.7	Loan Commitment Letter	Herewith
14	Code of Ethics	By Reference	S-1	July 18, 2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	S-1	July 18, 2014
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1	July 18, 2014
99.2	Form of Nominating Committee Charter.	By Reference	S-1	July 18, 2014
99.3	Form of Compensation Committee Charter	By Reference	S-1	July 18, 2014
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March, 2015.

SINO MERCURY ACQUISITION CORP.

By:	/s/ Jianming Hao
Jianming Hao
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peiling (Amy) He
Peiling (Amy) He
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Sino Mercury Acquisition Corp. hereby constitute and appoint Jianming Hao and Peiling (Amy) He, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jianming Hao	Executive Chairman of the Board and Chief Executive Officer	March 3, 2015
Jianming Hao	(Principal executive officer)

/s/ Peiling (Amy) He	Chief Financial Officer	March 3, 2015
Peiling (Amy) He	(Principal financial and accounting officer)

/s/ Richard Xu	President and Director	March 3, 2015
Richard Xu

/s/ Aimin Song	Director	March 3, 2015
Aimin Song

/s/ Bradley Reifler	Director	March 3, 2015
Bradley Reifler

/s/ Qing Zhu	Director	March 3, 2015
Qing Zhu

Sino Mercury Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Sino Mercury Acquisition Corp.

We have audited the accompanying balance sheet of Sino Mercury Acquisition Corp. (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 28, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Mercury Acquisition Corp., as of December 31, 2014, and the results of its operations and its cash flows for the period from March 28, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY
March 3, 2015

FINANCIAL STATEMENTS

Sino Mercury Acquisition Corp.
Balance Sheet
December 31, 2014

ASSETS

Current assets
Cash	$309,737
Prepaid expenses	76,414
Total current assets	386,151

Cash held in trust account	40,802,051

Total Assets	$41,188,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$41,453
Accrued Franchise tax	52,972
Total current liabilities	94,425

Deferred underwriting compensation	432,040

Total liabilities	526,465

Common stock subject to possible conversion; 3,080,100 (at conversion value of $10.00 per share)	30,801,000

Stockholders' equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 2,230,025 shares issued and outstanding (excluding 3,080,100 subject to possible conversion)	223
Additional paid- in capital	10,025,914
Accumulated deficit	(165,400)
Total stockholders' equity	9,860,737

Total liabilities and stockholders' equity	$41,188,202

The accompanying notes are an integral part of these financial statements.

Sino Mercury Acquisition Corp.
Statement of Operations

For the period from
March 28, 2014 (Inception)
to
December 31, 2014

General and administrative expenses	$(113,479)
State franchise taxes, other than income tax	(52,972)
Other Income	1,051
Net loss attributable to common shares	$(165,400)

Net loss per common share - basic and diluted	$(0.11)

Weighted average number of common shares outstanding (excluding shares subject to possible conversion) - basic and diluted	1,531,944

The accompanying notes are an integral part of these financial statements.

Sino Mercury Acquisition Corp.
Statement of Stockholders' Equity
For the period from March 28, 2014 (Inception) to December 31, 2014

			Additional		Total
	Common Stock		Paid- in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Common shares issued to initial stockholder	1,150,000	$115	$24,885	$-	$25,000
Sale of 4,000,000 units	4,000,000	400	39,999,600	-	40,000,000
Sale of 210,000 units	210,000	21	2,099,979	-	2,100,000
Overallotment Sale of 80,100 units	80,100	8	800,992	-	801,000
Forfeiture of 129,975 shares	(129,975)	(13)	13	-	0
Underwriters' discount and offering expenses	-	-	(2,098,863)	-	(2,098,863)
Proceeds subject to possible conversion of 3,080,100 common shares	(3,080,100)	(308)	(30,800,692)	-	(30,801,000)
Net loss attributable to common shares	-	-	-	(165,400)	(165,400)
Balances at December 31,2014	2,230,025	$223	$10,025,914	$(165,400)	$9,860,737

The accompanying notes are an integral part of these financial statements.

Sino Mercury Acquisition Corp.
Statement of Cash Flows
For the period from March 28, 2014 (Inception) to December 31, 2014

Cash flow from operating activities
Net loss attributable to common shares	$(165,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(76,414)
Increase in accounts payable	41,453
Increase in accrued franchise tax	52,972
Net cash used in operating activities	(147,389)

Cash flows from investing activities
Cash deposited in trust account	(40,801,000)
Interest reinvested in trust account	(1,051)
Net cash provided by (used in) investing activities	(40,802,051)

Cash flows from financing activities
Advances from stockholder	35,000
Proceeds from note payable to stockholder	82,000
Repayment of note payable to stockholder	(117,000)
Proceeds from sale of common stock to initial stockholder	25,000
Proceeds from sale of units to public stockholders	40,000,000
Proceeds from sale of private placement units to initial stockholder	2,100,000
Proceeds from sale of units for over allotment	801,000
Payment of costs of Public Offering	(1,666,823)
Net cash provided by financing activities	41,259,177

Net increase in cash	309,737
Cash at beginning of period	-
Cash at end of period	$309,737

Supplemental disclosure of non-cash financing activities
Advances from stockholder capitalized (reclassified) to note payable	$35,000
Deferred underwriting compensation	$432,040

The accompanying notes are an integral part of these financial statements.

SINO MERCURY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Organization and Business Operations

The Company was incorporated in Delaware on March 28, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although the Company initially intends to focus on target businesses in China that operate in the non-traditional financial industry, including but not limited to financial leasing companies, microcredit companies and guarantors.

Financing

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 26, 2014. The Company consummated the Initial Public Offering of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 and net proceeds of approximately $37,901,000 after deducting approximately $2,099,000 of transaction costs. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of units (“Private Units”) generating gross proceeds of $2,100,000 to the affiliate of the Chief Executive Officer of the Company.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units, Common Stock and Rights are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who hold shares of common stock sold in the Offering (“Public Stockholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon close of such Business Combination. The initial stockholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares. However, an investor in the Public Offering holding 1,000,000 Public Units has agreed that he will hold such Units sold in the Public Offering through the consummation of an initial Business Combination, vote in favor of such proposed initial Business Combination and not seek conversion in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete its initial Business Combination.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination will be entitled to demand that his shares of common stock be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights (discussed in Note 4 – Related Party Transactions) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying annual financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the consummation of the offering that are related to the Offering and that were charged to stockholders’ equity upon the completion of the Offering. Accordingly, at December 31, 2014, offering costs totaling approximately $2,099,000 (including approximately $1,632,000 in underwriters’ fees) have been charged to stockholders’ equity.

Redeemable Common Stock

All of the 4,080,100 common shares sold as part of the units in the Offering contain a conversion feature which allows for the conversion of common shares under the Company’s Liquidation or Stockholder Approval provisions. In accordance with ASC 480, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum conversion threshold, its charter provides that in no event will it allow conversion of Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Further, an investor in the Offering holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold his common shares through the consummation of an initial Business Combination, vote in favor of such proposed initial Business Combination and not seek conversion of his common shares.

The Company recognizes changes in conversion value immediately as they occur and will adjust the carrying value of the security to equal the conversion value at the end of each reporting period. Increases or decreases in the carrying amount of convertible common stock shall be affected by charges against deficit accumulated during the development stage, by charges against additional paid-in capital.

Accordingly, at December 31, 2014, 3,080,100 of the 4,080,100 Public Shares were classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at December 31, 2014).

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  As of December 31, 2014, a full valuation allowance has been established against the deferred tax asset.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by tax authorities in U.S. federal, states or foreign jurisdictions in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state or foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective for 2014 annual report and its adoption resulted in the removal of previously required development stage disclosures.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Public Offering

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

The Company paid an upfront underwriting discount of $1,200,000 (3.0%) of the per unit offering price to the underwriter at the closing of the Initial Public Offering, with an additional fee (the “Deferred Discount”) of 1% of the gross offering proceeds (or 4% of the gross offering proceeds from the Units sold in the over-allotment option) payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

The Insider Shares are identical to the public shares. However, the initial stockholders have agreed, pursuant to written agreements with the Company, (A) to vote their Insider Shares and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination, (C) not to convert any shares (including the insider shares) for cash from the Trust Account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated.

Private Units

Best Apex Limited has purchased from the Company an aggregate of 210,000 private units at a price of $10.00 per unit (a purchase price of $2,100,000) in a private placement that occurred simultaneously with the completion of the Offering (the “Private Units”). Each Private Unit consists of one share of the Company's common stock, $0.0001 par value per share and one right (the "Private Right"). Each Private Right entitles Best Apex Limited to receive one-tenth (1/10) of a share of common stock on consummation of an initial Business Combination. The Private Units are identical to the units sold in the Public Offering. However, Best Apex Limited has agreed (A) to vote the shares included in the Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination, (C) not to convert any shares included in the Private Units for cash from the trust account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of Company’s amended and restated certificate of incorporation with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination and (D) that the shares included in the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Best Apex Limited has also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of an initial Business Combination.

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

Related Party Note

On April 14, 2014, the Company issued a $117,000 principal amount unsecured promissory (“Note”) to JianmingHao, the Company’s Chief Executive Officer and an affiliate of the Initial Stockholder. The Note includes $35,000 of advances made prior to the execution of the Note. This Note was non-interest bearing and payable on the earlier of April 30, 2015 or out of the proceeds from the Initial Public Offering. The Note was repaid in full on September 29, 2014.

Working Capital Loans

On February 27, 2015, the Company’s Chief Executive Officer committed to loan up to an aggregate of $200,000 to the Company through the consummation of an initial Business Combination if needed by the Company. Any amounts loaned under this commitment would be evidenced by an unsecured promissory note. The loans would be non-interest bearing and would be payable at the consummation by the Company of the Business Combination or, at the holder’s option, be converted into additional Private Units. If a Business Combination is not consummated, the notes would not be repaid by the Company and all amounts owed thereunder would be forgiven except to the extent that the Company had funds available to it outside of the Trust Account.

5.	Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount of 1% of the gross offering proceeds (or 4% of the gross offering proceeds from the Units sold in the over-allotment option) of the Offering, to the underwriter upon the Company’s consummation of the initial Business Combination. The underwriter is not entitled to any interest on the Deferred Discount, and no Deferred Discount is payable to the underwriter if there is no Business Combination.

6.	Trust Account

A total of $40,801,000, which includes $38,701,000 of the net proceeds from the Initial Public Offering and $2,100,000 from the sale of the Private Units, have been placed in the Trust Account. As of December 31, 2014, Interest reinvested in Trust Account is of $1,051. The balance in the Trust Account is $40,802,051.

7.	Income Taxes

The Company operates out of offices in both New York City and Beijing, China and is subject to U.S. taxation on its worldwide income. Should the Company be subject to income tax in China it would be entitled to a U.S. foreign tax credit in order to prevent double taxation as per the U.S. – China income tax treaty.

The income tax provision (benefit) consists of the following as of December 31, 2014:

Federal
Current	$-
Deferred	$(56,236)
State and Local
Current	$-
Deferred	$(19,082)
Change in valuation allowances	$75,318
Income tax provision (benefit)	$-

The Company’s deferred tax assets are as follows at December 31, 2014:

Net operating loss carryforwards	$75,318
Total deferred tax assets	$75,318
Less: valuation allowance	$(75,318)
Deferred tax assets, net of valuation allowance	$-

As of December 31, 2014, U.S. federal and state carryovers (“NOLs”) the Company has net operating loss of approximately $165,400, all of which expires in 2034. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance against the deferred tax asset is appropriate as of December 31, 2014.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning more than 5% of the Company’s outstanding capital stock) has increased on a cumulative basis more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

Management believes that a change of control likely occurred in September 2014 with the company’s initial public offering. However, the amount of NOLs for the year ended December 31, 2014 was immaterial.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate as of December 31, 2014 is as follows:

Tax benefit at federal statutory rate	(34.0)%
State income tax	(11.5)%
Other permanent differences	-
Increase in valuation allowance	45.5%
Effective income tax rate	0%

8.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2014, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

As of December 31, 2014, there were 2,230,025 shares of common stock issued and outstanding excluding 3,080,100 shares subject to possible conversion. 150,000 shares issued on March 28, 2014 were subject to forfeiture to the extent the underwriter’s over-allotment option was not exercised in full. On September 24, 2014, the Company sold 80,100 units pursuant to the Overallotment as discussed in Note 1 and 3. Accordingly, 20,025 shares of common stock are no longer subject to forfeiture. On October 10, 2014, the Overallotment expired without any of the balance being exercised. As a result, 129,975 shares held by the Initial Stockholders have been forfeited.

9.	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date where these financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events, have occurred which require disclosure in the financial statements.

