Form 10-Q
period 2015-03-31
SINO MERCURY ACQUISITION CORP.
filed 2015-05-14
CIK 1608269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

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

As of May 14, 2015, 5,310,125 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SINO MERCURY ACQUISITION CORP. FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2015

TABLE OF CONTENTS

			Page

Part I.	Financial Information
	Item 1.	Financial Statements	3
		Condensed Consolidated Balance Sheet	3
		Condensed Consolidated Statement of Operations	4
		Condensed Consolidated Statement of Cash Flows	5
		Notes to Condensed Financial Statements	6-15
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18
	Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	19
	Item 4.	Controls and Procedures	19
Part II.	Other Information
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 6.	Exhibits	21
Signatures			22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sino Mercury Acquisition Corp.

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	Unaudited
ASSETS

Current assets
Cash	$76,224	$309,737
Prepaid expenses	82,720	76,414
Total current assets	158,944	386,151

Cash held in trust account	40,803,057	40,802,051

Total Assets	$40,962,001	$41,188,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$31,470	$41,453
Accrued franchise tax	13,523	52,972
Total current liabilities	44,993	94,425

Deferred underwriting compensation	432,040	432,040

Total liabilities	477,033	526,465

Common stock subject to possible conversion; 3,080,100 (at conversion value of $10.00 per share)	30,801,000	30,801,000

Stockholders' equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 2,230,025 shares issued and outstanding (excluding 3,080,100 subject to possible conversion)	223	223
Additional paid- in capital	10,025,914	10,025,914
Accumulated Deficit	(342,169)	(165,400)
Total stockholders' equity	9,683,968	9,860,737

Total liabilities and stockholders' equity	$40,962,001	$41,188,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sino Mercury Acquisition Corp.

Condensed Consolidated Statement of Operations

(Unaudited)

For the Three Months
Ended
March 31, 2015

General and administrative expenses	(164,252)
State franchise taxes, other than income tax	(13,523)
Other Income	1,006
Net loss attributable to common shares	$(176,769)

Net loss per common share - basic and diluted	$(0.08)

Weighted average number of common shares outstanding (excluding shares subject to possible conversion)- basic and diluted	2,230,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sino Mercury Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

For the Three Months
Ended
March 31, 2015

Cash flow from operating activities
Net loss attributable to common shares	$(176,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in prepaid expenses	(6,306)
Decrease in accounts payable	(9,983)
Decrease in accrued franchise tax	(39,449)
Net cash used in operating activities	(232,507)

Cash flows from investing activities
Interest reinvested in trust account	(1,006)
Net cash used in investing activities	(1,006)

Net decrease in cash	(233,513)
Cash at beginning of period	309,737
Cash at end of period	$76,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO MERCURY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Description of Organization and Business Operations

Sino Mercury Acquisition Corp. (“the Company” or “Sino”) was incorporated in Delaware on March 28, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although the Company initially intends to focus on target businesses in China that operate in the non-traditional financial industry, including but not limited to financial leasing companies, microcredit companies and guarantors.

Wins Finance Holdings Inc. (“Holdco”) was formed as our wholly-owned subsidiary in the Cayman Islands on February 17, 2015 originally under the name Wins Finance Holding Inc. On March 5, 2015, Holdco changed its name to its current name. Holdco was formed to effectuate the Merger and Share Exchange described in Note 8 below.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who hold shares of common stock sold in the Offering (“Public Stockholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon close of such Business Combination. The initial stockholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares. However, an investor in the Public Offering holding 1,000,000 Public Units has agreed that he will hold such Units sold in the Initial Public Offering through the consummation of an initial Business Combination, vote in favor of such proposed initial Business Combination and not seek conversion in connection therewith. As a result, the Company expects to meet the $5,000,001 net tangible asset requirement in order to complete its initial Business Combination.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval of an initial Business Combination, any Public Stockholder voting either for or against such proposed Business Combination will be entitled to demand that his shares of common stock be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights (discussed in Note 4 - Related Party Transactions) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

Notwithstanding the foregoing, a Public Stockholder, together with any affiliate or other person with whom such Public Stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in the Offering. A “group” will be deemed to exist if Public Stockholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

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

Liquidity and Going Concern

As of March 31, 2015, the Company had $76,224 in its operating bank account and $40,803,057 in restricted cash and equivalents held in trust to be used for an initial Business Combination or to repurchase or convert its common shares. As of March 31, 2015, the Company has not withdrawn from the Trust Account any interest income for its working capital and tax obligations. As of March 31, 2015, $2,057 of the amount on deposit in the trust account represents interest income, which was available to be withdrawn as described above. As described in Note 4 below, on February 27, 2015, to supplement our working capital needs, JianmingHao, our Chief Executive Officer, has agreed to loan us $200,000 when and if needed.

Until consummation of its initial Business Combination, the Company will be using the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to the Company to fund its working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company and its subsidiary are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on March 3, 2015.

The Company had no activity for the period from March 28, 2014 (date of inception) to March 31, 2014. The condensed statements of operations and condensed statements of cash flow for the comparative period from March 28, 2014 to March 31, 2014 are not presented.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Sino and Holdo. All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Convertible Common Stock

All of the 4,080,100 common shares sold as part of the units in the Offering contain a conversion feature which allows for the conversion of common shares under the Company’s Liquidation or Stockholder Approval provisions. In accordance with Accounting Standard Codification (“ASC”) 480 “Distinguishing Liability from Equity”, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the conversion and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum conversion threshold, its charter provides that in no event will it allow conversion of Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Further, an investor in the Offering holding 1,000,000 Public Units (which includes 1,000,000 shares), has agreed to hold his common shares through the consummation of an initial Business Combination, vote in favor of such proposed initial Business Combination and not seek conversion of his common shares.

The Company recognizes changes in conversion value immediately as they occur and will adjust the carrying value of the security to equal the conversion value at the end of each reporting period. Increases or decreases in the carrying amount of convertible common stock shall be affected by charges against additional paid-in capital.

Accordingly, at March 31, 2015, 3,080,100 of the 4,080,100 Public Shares were classified outside of permanent equity at its conversion value. The conversion value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at March 31, 2015).

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2015, a full valuation allowance has been established against the deferred tax asset.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Public Units

On September 2, 2014, the Company sold 4,000,000 units at a price of $10.00 per unit (the “Public Units’) in the Intial Public Offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value per share, and one right (the “Public Rights”). Each Public Right automatically entitles the holder to receive one-tenth (1/10) of a share of common stock on consummation of an initial Business Combination.

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

Insider Shares

The Company issued an aggregate of 1,150,000 shares of common stock (the “Insider Shares”) for a total of $25,000 in cash, at a purchase price of approximately $0.02 share, to Best Apex Limited. In June 2014, Best Apex Limited transferred (i) 230,000 shares to Lodestar Investment Holdings Corporation, an entity controlled by Richard Xu, the Company’s President, (ii) 115,000 shares to True Precision Investments Limited, an entity controlled by Amy He, the Company’s Chief Financial Officer, (iii) 5,750 shares to Aimin Song, a member of the Company’s Board, and (iv) 5,750 shares to Bradley Reifler, another member of the Company’s Board, all for the same price originally paid by Best Apex Limited for such shares. The Insider Shares are identical to the common stock included in the Public Units sold in the Public Offering except that the Insider Shares are subject to certain transfer restrictions, as described in more detail below.

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

A total of $40,801,000, which includes $38,701,000 of the net proceeds from the Initial Public Offering and $2,100,000 from the sale of the Private Units, have been placed in the Trust Account. As of March 31, 2015, Interest reinvested in Trust Account is $2,057 and the balance in the Trust Account is $40,803,057.

7.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

As of March 31, 2015, there were 2,230,025 shares of common stock issued and outstanding excluding 3,080,100 shares subject to possible conversion. 150,000 Insider Shares were subject to forfeiture to the extent the underwriter’s over-allotment option was not exercised in full. On September 24, 2014, the Company sold 80,100 units pursuant to the Overallotment as discussed in Note 1 and 3. Accordingly, 20,025 shares of common stock are no longer subject to forfeiture. On October 10, 2014, the Overallotment expired without any of the balance being exercised. As a result, 129,975 Insider Shares have been forfeited.

8.	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date where these financial statements were issued. Based on this evaluation, the Company has determined that other than the transaction described below, no subsequent events have occurred which require adjustment or disclosure in the financial statements.

Enter into an Agreement and Plan of Reorganization

On April 24, 2015, Sino entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Holdco, Wins Finance Group Limited, a British Virgin Islands international business company (“Wins”), and each of Wits Global Limited, Appelo Limited, Glowing Assets Holdings Limited and Cosmic Expert Ltd., each of which are British Virgin Islands international companies and shareholders of Wins that, collectively, own 100% of Wins’s outstanding capital and voting shares (“Wins Shareholders”). Upon the consummation of the transactions contemplated by the Merger Agreement (i) Sino shall merge with and into Holdco, with Holdco surviving the merger (the “Merger”), whereupon all the issued and outstanding securities of Sino shall be automatically converted into securities of Holdco as provided in the applicable provisions of the Merger Agreement and (ii) immediately following the Merger, an exchange of 100% of the ordinary shares of Wins by the Wins Shareholders for cash and ordinary shares of Holdco (the “Share Exchange” together with the Merger, the “Transactions”).

Upon consummation of the Merger: each share of Sino common stock will be exchanged for one ordinary share of Holdco (“Holdco Shares”), except that holders of shares of Sino’s common stock sold in its initial public offering (“public shares”) shall be entitled to elect instead to receive a pro rata portion of Sino’s trust account, as provided in Sino’s charter documents; and each Sino right will be exchanged for one-tenth of a Holdco Share.

Upon consummation of the Share Exchange, the Wins Shareholders, in exchange for all of the capital stock of Wins outstanding immediately prior to the Share Exchange, will receive from Holdco:

●     an amount of cash (“Cash Consideration”) equal to (a) the cash remaining in Sino’s trust fund after giving effect to the payments required to the shareholders of Sino who elect to have their shares converted to cash in accordance with the provisions of Sino’s charter documents less (b) $5,000,000; provided, however, that the Cash Consideration shall not exceed $25,000,000 in the aggregate; and

●     a number of Holdco Shares to be issued in the names directed by each Wins Shareholder determined by dividing (1) $168,000,000 less the Cash Consideration, including any foregone Cash Consideration as discussed below, by (2) $10.00.

Notwithstanding the foregoing, the Wins Shareholders shall have the option to forego receiving any Cash Consideration and instead receive such consideration in additional Holdco Shares at $10.00 per share. If the Wins Shareholders were to forego receiving all of the cash consideration, they would receive up to an additional 2,500,000 Holdco Shares.

The Wins Shareholders will agree not to transfer the Holdco Shares they will receive as a result of the Share Exchange from the closing of the Transactions (“Closing Date”) until the day preceding the day that is twelve months after the Closing Date (subject to limited exceptions). These restrictions will end earlier than such date with respect to 50% of the shares if the closing price of the Holdco Shares exceeds $13.00 per share for any 20 trading days within a 30-trading day period following the Closing Date.

To provide a fund for payment to Holdco with respect to its post-closing rights to indemnification under the Merger Agreement for breaches of representations and warranties and covenants by Wins and its subsidiaries and the Wins Shareholders, there will be placed in escrow (with Continental Stock Transfer & Trust Company, as escrow agent) an aggregate of 10% of the Holdco Shares to be received in the Stock Exchange. The escrow will be the sole remedy for Holdco for its rights to indemnification under the Merger Agreement. The shares held in escrow will be released on the earlier of (a) the 30th day after the date Holdco has filed with the SEC its Annual Report for the year ending December 31, 2016 and (b) March 31, 2017, subject to reduction based on shares cancelled for claims ultimately resolved and those still pending resolution.

Consummation of the transactions is conditioned on (i) the Sino stockholders approving the Transactions, (ii) the holders of no more than 3,080,100 of Sino’s public shares exercising their conversion rights and (iii) other certain closing conditions.

Wins is an integrated financing solution provider with operations located primarily in Jinzhong City, Shanxi Province and Beijing, China. Wins’ goal is to assist Chinese small & medium enterprises, including microenterprises, which have limited access to financing, to improve their overall fund-raising capability and enable them to obtain funding for business development.

The Transactions are expected to be consummated in the third quarter of 2015, after the required approval by the stockholders of Sino and the fulfillment of certain other conditions, as described in the Merger Agreement.

Item 2. Management’s Discussion and Analysis.

Overview

We are a blank check company in the development stage, formed on March 28, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active search for a target business with which to complete a business combination (“Business Combination”). We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

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

On April 24, 2015, we entered into an Agreement and Plan of Reorganization (“Merger Agreement”) with Wins Finance Group Ltd., a British Virgin Islands international business company (“Wins”) and each of Wins’ shareholders. Wins is an integrated financing solution provider with operations located primarily in Jinzhong City, Shanxi Province and Beijing, China. Wins’ goal is to assist Chinese small & medium enterprises, including microenterprises, which have limited access to financing, to improve their overall fund-raising capability and enable them to obtain funding for business development. The transactions contemplated by the Merger Agreement are expected to be consummated in the third quarter of 2015, after the required approval by our stockholders and the fulfillment of certain other conditions, as described in the Merger Agreement.

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

For the three months ended March 31, 2015, we had net losses of $176,769 which consist of general and administrative expenses and operating costs offset by interest income generated from the Trust Account. The interest income generated from Trust Account is $1,006. General and administrative expenses are of $164,252. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. State Franchise tax for the three months ended March 31, 2015 was accrued in the amount of $13,523.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $76,224 outside of our trust account and $44,993 of accounts payable and accrued liabilities. In addition, we had $40,803,057 in restricted cash and equivalents in our trust account, of which, $2,057 of interest income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the trust account plus the interest earned on the funds held in the trust account that may be released to us to fund our operations and the costs associated with the Business Combination announced on April 27, 2015.

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

Until consummation of its initial Business Combination, the Company will be using the funds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to the Company to fund its working capital requirements, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Critical Accounting Policies

Convertible Common Stock

All of the 4,080,100 common shares sold as part of the units in the IPO contain a conversion feature which allows for the conversion of common shares under the Company’s Liquidation or Stockholder Approval provisions. In accordance with Accounting Standard Codification (“ASC”) 480 “Distinguish Liability from Equity”, such provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the conversion and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum conversion threshold, its charter provides that in no event will it allow conversion of Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Further, an investor in the IPO holding 1,000,000 Public Units (which includes 1,000,000 common shares), has agreed to hold his common shares through the consummation of an Initial Business Combination, vote in favor of such proposed Initial Business Combination and not seek conversion of his common shares.

The Company recognizes changes in conversion value immediately as they occur and will adjust the carrying value of the security to equal the conversion value at the end of each reporting period. Increases or decreases in the carrying amount of convertible common stock shall be affected by charges against additional paid-in capital.

Accordingly, at March 31, 2015, 3,080,100 of the 4,080,100 Public Shares were classified outside of permanent equity at its conversion value. The conversion value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at March 31, 2015).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneous with the consummation of the initial public offering, we consummated the Private Placement of 210,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,100,000, purchased by Best Apex Limited, an affiliate of Jianming Hao, our Chief Executive Officer. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Private Units are identical to the Units sold in the Offering. However, the holders of the Private Units have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that such private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until the completion of our initial business combination.

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

SINO MERCURY ACQUISITION CORP.

By:	/s/ Jianming Hao
Jianming Hao
Chief Executive Officer
(Principal executive officer)

By:	/s/ Peiling He
Peiling (Amy) He
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 14, 2015

