Form 10-Q
period 2015-06-30
SINO MERCURY ACQUISITION CORP.
filed 2015-08-14
CIK 1608269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2015

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

In China: (86)10-6260 2461

In the United States: (646) 387-1287

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (☐ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 11, 2015, 5,310,125 shares of common stock, par value $0.0001 per share, were issued and outstanding.

SINO MERCURY ACQUISITION CORP. FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sino Mercury Acquisition Corp.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS

Current assets
Cash	$188,632	$309,737
Prepaid expenses	47,026	76,414
Total current assets	235,658	386,151

Cash and securities held in trust account	40,804,075	40,802,051

Total Assets	$41,039,733	$41,188,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$28,996	$41,453
Accrued franchise tax	27,046	52,972
Note payable to stockholder	300,000	-
Total current liabilities	356,042	94,425

Deferred underwriting compensation	432,040	432,040

Total liabilities	788,082	526,465

Common stock subject to possible conversion; 3,080,100 (at conversion value of $10.00 per share)	30,801,000	30,801,000

Stockholders' equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 25,000,000 shares authorized, 2,230,025 shares issued and outstanding (excluding 3,080,100 subject to possible conversion)	223	223
Additional paid- in capital	10,025,914	10,025,914
Accumulated deficit	(575,486)	(165,400)
Total stockholders' equity	9,450,651	9,860,737

Total liabilities and stockholders' equity	$41,039,733	$41,188,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sino Mercury Acquisition Corp.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015	For the period from March 28, 2014 (Inception) to June 30, 2014

General and administrative expenses	$(220,812)	$(385,064)	$(975)
State franchise taxes, other than income tax	(13,523)	(27,046)	-
Other Income	1,018	2,024	-
Net loss	$(233,317)	$(410,086)	$(975)

Net loss per common share - basic and diluted	$(0.10)	$(0.18)	$(0.00)

Weighted average number of common shares outstanding (excluding shares subject to possible conversion) - basic and diluted	2,230,025	2,230,025	1,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sino Mercury Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2015	For the period from March 28, 2014 (inception) to June 30, 2014

Cash flow from operating activities
Net loss	$(410,086)	$(975)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Decrease in Prepaid expenses	29,388	-
Increase (decrease) in accounts payable	(12,457)	434
Decrease in accrued franchise tax	(25,926)	-
Net cash used in operating activities	(419,081)	(541)

Cash flows from investing activities
Interest reinvested in trust account	(2,024)	-
Net cash provided by (used in) investing activities	(2,024)	-

Cash flows from financing activities
Proceeds from note payable to stockholder	300,000	82,000
Payment of deferred offering costs	-	(77,400)
Advances from stockholder	-	35,000
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	300,000	64,600

Net (decrease) increase in cash	(121,105)	64,059
Cash at beginning of period	309,737	-
Cash at end of period	$188,632	$64,059

Supplemental disclosure of non-cash financing activities
Advances from stockholder capitalized (reclassified) to note payable	$-	$35,000
Deferred underwriting compensation	$-	$2,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO MERCURY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	Description of Organization and Business Operations

Sino Mercury Acquisition Corp. (“the Company” or “Sino”) was incorporated in Delaware on March 28, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic region of the world although the Company is currently focusing on target businesses in China that operate in the non-traditional financial industry, including but not limited to financial leasing companies, microcredit companies and guarantors.

Wins Finance Holdings Inc. (“Holdco”) was formed as the Company’s wholly-owned subsidiary in the Cayman Islands on February 17, 2015 originally under the name Wins Finance Holding Inc. On March 5, 2015, Holdco changed its name to its current name. Holdco was formed to effectuate the Merger and Share Exchange described in Note 8 below.

Financing

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on August 26, 2014. The Company consummated the Initial Public Offering of 4,000,000 units on September 2, 2014 generating gross proceeds of $40,000,000 at an offering price of $10.00 per Unit and net proceeds of approximately $37,901,000 after deducting approximately $2,099,000 of transaction costs. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of units (“Private Units”) generating gross proceeds of $2,100,000 to an affiliate of the Chief Executive Officer of the Company.

The Company granted the underwriter in the Initial Public Offering an option to purchase up to 600,000 additional units to cover any overallotments. On September 23, 2014, the underwriter exercised a portion of its over-allotment option to the extent of 80,100 units and on September 24, 2014, the Company consummated the closing of that portion of the overallotment option (“Overallotment”). The Initial Public Offering and the Overallotment are collectively referred to as the “Offering.” The 80,100 units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $801,000, all of which was deposited in the Trust Account (defined below).

Trust Account

Following the closing of the Overallotment on September 24, 2014, an amount of $40,801,000 (or $10.00 per share sold to the public in the Offering) from the sale of the units in the Offering and the Private Units is being held in a trust account (“Trust Account”) and may be invested in United States bonds, treasuries or notes having a maturity of 180 days or less or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries. The $40,801,000 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (ii) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for and consummating a Business Combination.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units, Common Stock and Rights are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding deferred commissions and taxes payable) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company does not consummate a Business Combination by September 1, 2016, it will trigger the Company’s automatic winding up, dissolution and liquidation. Such date was extended from June 1, 2016 as the Company has satisfied certain extension criteria by entering into the Merger Agreement (Note 8). If the Company is unable to consummate an initial Business Combination, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Stockholders and the holders of Private Units will not participate in any distribution with respect to their initial shares and Private Units, including the shares of common stock included in the Private Units.

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

Liquidity and Going Concern

As of June 30, 2015, the Company had $188,632 in its operating bank account and $40,804,075 in cash and securities held in the Trust Account to be used for an initial Business Combination or to repurchase or convert its common shares. As of June 30, 2015, the Company has not withdrawn from the Trust Account any interest income for its working capital and tax obligations. As of June 30, 2015, $3,075 of the amount on deposit in the Trust Account represents interest income, which was available to be withdrawn as described above. As described in Note 4 below, on May 28, 2015, to supplement our working capital needs, Jianming Hao, the Company’s Chief Executive Officer, has loaned the Company $300,000.

Until consummation of its initial Business Combination, the Company will be using the funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to the Company to fund its working capital requirements, to consummate such an initial Business Combination.

The Company will need to raise additional capital through loans or additional investments from its shareholders, officers, directors, or third parties to complete an initial Business Combination. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company and its subsidiary are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on March 3, 2015.

The Company had no activity for the period from March 28, 2014 (date of inception) to March 31, 2014. The condensed statement of operations for the three months ended June 30, 2014 has no material difference with that for the comparative period from March 28, 2014 to June 30, 2014, and is not presented separately.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Sino and Holdco. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all the short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2015.

Cash and Securities Held in Trust Account

As of June 30, 2015, the assets held in Trust Account were held in qualified money market fund.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Accordingly, at June 30, 2015, 3,080,100 of the 4,080,100 Public Shares were classified outside of permanent equity at its conversion value. The conversion value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at June 30, 2015).

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2015, a full valuation allowance has been established against the deferred tax asset.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Public Units

On September 2, 2014, the Company sold 4,000,000 units at a price of $10.00 per unit (the “Public Units’) in the Initial Public Offering. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value per share, and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of a share of common stock on consummation of an initial Business Combination.

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

Private Units

Best Apex Limited purchased from the Company an aggregate of 210,000 private units at a price of $10.00 per unit (a purchase price of $2,100,000) in a private placement that occurred simultaneously with the completion of the Offering (the “Private Units”). Each Private Unit consists of one share of the Company's common stock, $0.0001 par value per share and one right (the "Private Right"). Each Private Right entitles the holder to receive one-tenth (1/10) of a share of common stock on consummation of an initial Business Combination. The Private Units are identical to the units sold in the Public Offering. However, Best Apex Limited has agreed (A) to vote the shares included in the Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination, (C) not to convert any shares included in the Private Units for cash from the Trust Account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of Company’s amended and restated certificate of incorporation with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination and (D) that the shares included in the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Best Apex Limited has also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Insider Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to, each as described above) until the completion of an initial Business Combination.

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

Related Party Note

On April 14, 2014, the Company issued a $117,000 principal amount unsecured promissory (“Note”) to Jianming Hao, the Company’s Chief Executive Officer and an affiliate of the Initial Stockholder. The Note includes $35,000 of advances made prior to the execution of the Note. This Note was non-interest bearing and payable on the earlier of April 30, 2015 or out of the proceeds from the Initial Public Offering. The Note was repaid in full on September 29, 2014.

On May 29, 2015, the Company issued a $300,000 convertible promissory note to Jianming Hao (“Lender”), to evidence a loan made by the Lender to the Company. The loan is unsecured, non-interest bearing and is payable at the consummation by the Company of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted at the holder’s option, to units at a price of $10.00 per unit. The terms of the units will be identical to the units issued by the Company in its Initial Public Offering. If the Lender converts the entire principal balance of the convertible promissory note, it would receive 30,000 units (representing 33,000 shares of common stock). If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed there under by the Company will be forgiven except to the extent that the Company had funds available to it outside of its Trust Account established in connection with the Initial Public Offering.

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

A total of $40,801,000, which includes $38,701,000 of the net proceeds from the Initial Public Offering and $2,100,000 from the sale of the Private Units, have been placed in the Trust Account. As of June 30, 2015, Interest reinvested in Trust Account is $3,075 and the balance in the Trust Account is $40,804,075.

7.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share.

As of June 30, 2015, there were 2,230,025 shares of common stock issued and outstanding excluding 3,080,100 shares subject to possible conversion. 150,000 Insider Shares were subject to forfeiture to the extent the underwriter’s over-allotment option was not exercised in full. On September 24, 2014, the Company sold 80,100 units pursuant to the Overallotment as discussed in Notes 1 and 3. Accordingly, 20,025 shares of common stock are no longer subject to forfeiture. On October 10, 2014, the Overallotment expired without any of the balance being exercised. As a result, 129,975 Insider Shares have been forfeited.

8.	Entry into an Agreement and Plan of Reorganization

On April 24, 2015, Sino entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) subsequently amended on May 5, 2015 with Holdco, Wins Finance Group Limited, a British Virgin Islands international business company (“Wins”), and each of Wits Global Limited, Appelo Limited, Glowing Assets Holdings Limited and Cosmic Expert Ltd., each of which are British Virgin Islands international companies and shareholders of Wins that, collectively, own 100% of Wins’s outstanding capital and voting shares (“Wins Shareholders”). Upon the consummation of the transactions contemplated by the Merger Agreement (i) Sino shall merge with and into Holdco, with Holdco surviving the merger (the “Merger”), whereupon all the issued and outstanding securities of Sino shall be automatically converted into securities of Holdco as provided in the applicable provisions of the Merger Agreement and (ii) immediately following the Merger, an exchange of 100% of the ordinary shares of Wins by the Wins Shareholders for cash and ordinary shares of Holdco (the “Share Exchange” together with the Merger, the “Transactions”).

Upon consummation of the Merger, each share of Sino common stock will be exchanged for one ordinary share of Holdco (“Holdco Shares”), except that holders of shares of Sino’s common stock sold in its Initial Public Offering (“public shares”) shall be entitled to elect instead to receive a pro rata portion of Sino’s Trust Account, as provided in Sino’s charter documents; and each Sino right will be exchanged for one-tenth of a Holdco Share.

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

The Company has evaluated subsequent events occurring after the balance sheet date through the date where these financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require adjustment or disclosure in the financial statements.

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

On April 24, 2015, we entered into an Agreement and Plan of Reorganization (“Merger Agreement”) which was amended on May 5, 2015, with Wins Finance Group Ltd., a British Virgin Islands international business company (“Wins”) and each of Wins’ shareholders. Wins is an integrated financing solution provider with operations located primarily in Jinzhong City, Shanxi Province and Beijing, China. Wins’ goal is to assist Chinese small & medium enterprises, including microenterprises, which have limited access to financing, to improve their overall fund-raising capability and enable them to obtain funding for business development. The transactions contemplated by the Merger Agreement are expected to be consummated in the third quarter of 2015, after the required approval by our stockholders and the fulfillment of certain other conditions, as described in the Merger Agreement.

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

For the six months ended June 30, 2015, we had net losses of $410,086 which consist of general and administrative expenses and operating costs offset by interest income generated from the Trust Account. The interest income generated from Trust Account is $2,024. General and administrative expenses are of $385,064. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. State Franchise tax for the six months ended June 30, 2015 was accrued in the amount of $27,046.

For the three months ended June 30, 2015, we had net losses of $233,317 which consist of general and administrative expenses and operating costs offset by interest income generated from the Trust Account. The interest income generated from Trust Account is $1,018. General and administrative expenses are of $220,812. State Franchise tax for the three months ended June 30, 2015 was accrued in the amount of $13,523.

For the period from March 28 to June 30, 2014, we had net losses of $975, which represents the formation costs of the Company. No other costs was incurred during the period.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $188,632 outside of our Trust Account and $356,042 in current liabilities. In addition, we had $40,804,075 in restricted cash and equivalents in our Trust Account, of which, $3,075 of interest income may be released to us in order to fund working capital requirements or tax payments. We intend to use the remainder of the proceeds not held in the Trust Account plus the interest earned on the funds held in the Trust Account that may be released to us to fund our operations and the costs associated with the Business Combination announced on April 27, 2015.

To supplement our working capital needs, Jianming Hao, our Chief Executive Officer, loaned us $300,000 on May 28, 2015. The Loan made by Mr. Hao is evidenced by a promissory note. The note would either be paid upon consummation of our Initial Business Combination, without interest, or, at Mr. Hao’s discretion, may be converted upon consummation of our Initial Business Combination into additional Private Units at a price of $10.00 per unit.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

Accordingly, at June 30, 2015, 3,080,100 of the 4,080,100 Public Shares were classified outside of permanent equity at its conversion value. The conversion value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.00 per share at June 30, 2015).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: August 14, 2015

